Form 10KSB
period 1996-12-31
AXR DEVELOPMENT CORP INC
filed 1998-10-08
CIK 773603

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1996
                                -----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  2-99110-NY
                                     ----------

               A.X.R. DEVELOPMENT CORPORATION, INC.
                ---------------------------------------------
          (Name of Small Business Issuer in its Charter)

        NEVADA                                               11-2751537
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     9005 Cobble Canyon Lane
                        Sandy, Utah 84093
                   ---------------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X    No             (2)   Yes      No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1996 -
$0

For the Exhibit Index see Item 13 of this Report.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 6, 1998 - $1,150. There are approximately 1,150,000 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $0.001.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         October 6, 1998

                            13,000,000

               DOCUMENTS INCORPORATED BY REFERENCE
                     ------------------------------------

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

     A.X.R. Development Corporation, Inc. (the "Company") was organized under the laws of the State of Nevada on July 10, 1985. The Company was formed for the purpose of engaging in any lawful business.

     At its inception, the Company issued 12,390,000 shares in consideration for $12,390, to the persons who may be deemed to have been promoters or founders of the Company. The Company's initial authorized capital consisted of 100,000,000 shares of one mill ($0.001) par value common voting stock. A copy of the Company's initial Articles of Incorporation is attached hereto and incorporated herein by reference. See Item 13 of this Report.

     Subsequently, the Company offered and sold 1,000,000 units, each containing one common share and 5 Class A common stock purchase warrants and 5 Class B common stock purchase warrants to the public at a price of $0.10 per unit, pursuant to an S-18 Registration Statement which was filed with the Securities and Exchange Commission on or about July 19, 1985, and which became effective on October 16, 1985. The offering was completed in the fourth quarter of 1985, with the Company receiving gross proceeds of $100,000 and net proceeds of $75,000 after deduction of legal and accounting fees, prospectus costs and other expenses incidental to the public offering.

     By this reference, the Company's Registration Statement on Form S-18 of the Securities and Exchange Commission and its Prospectus dated October 16, 1985, are incorporated herein. See Item 13 below.

     The only business operations conducted by the Company from its inception to the end of the period covered by this Report were those of described in its Prospectus, which proved to be unsuccessful, and the Company ceased its business operations in 1989.

     Other than maintaining and restoring its good standing status in the State of Nevada and seeking prospective businesses or assets to acquire, the Company has had no material business operations since that time.

Business.
--------

      Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations for the past five calendar years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

      The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

      In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

      Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

      Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

      The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

      Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

      Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

      The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

      Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

      None; not applicable.

Competitive Business Conditions.
--------------------------------

      Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
-----------

      None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

      None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

      None; not applicable.

Need for any Governmental Approval of Principal Products or
Services.
---------

      Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

      The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

      The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

      None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

      None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

      None.

Item 2.  Description of Property.
--------------------------------

      The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of David C. Merrell, its President, which are provided at no cost.

Item 3.  Legal Proceedings.
--------------------------

      The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

      Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years; further, since the cessation of business operations in 1989, no matter has been submitted to a vote of the Company's security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information
------------------

      The Company had a "public market" for shares of common stock from December 1985 through December 1986; these shares were quoted in the "Pink Sheets" of the National Quotation Bureau, Inc. In any event, no assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained. If one ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by present or former members of management or others may have a substantial adverse impact on any such public market. Once all of the Company's reports have been brought current with the Securities and Exchange Commission, it is the intention of the Company to file for quotations of its shares of common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD").

Holders
-------

      The number of record holders of the Company's common stock as of the years ended December 31, 1997 and 1996 was approximately 129; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of October 5, 1998, there were
approximately 129 stockholders.   See Part III, Item 11, for information
regarding these holdings.

Recent Sales of Restricted Securities
-------------------------------------

     There have been no sales of "restricted securities" of the Company during the past three years; however, securities owned by David C. Merrell, the President and a director of the Company, have all been held for a sufficient period of time to be resold pursuant to and subject to the volume limitations of Rule 144 of the Securities and Exchange Commission. See Part III, Item 11, for information regarding Mr. Merrell's holdings.

Dividends
---------

      There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation
-----------------

      The Company has not engaged in any material business operations since 1989. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada. The Company has no material tangible property or assets.

Results of Operations
---------------------

      The Company discontinued its active operations in 1989, and has had no revenues since. On January 1, 1996, it recommenced its developmental stage, and incurred a net loss in the amount of ($740) for the year ended December 31, 1996.

Liquidity
---------

     The Company had no assets or liabilities during the year ended December 31, 1996. $740 was contributed by David C. Merrell, the Company's President, for expenses during 1996.

Item 7.  Financial Statements.
-----------------------------

For the periods ended December 31, 1996 and 1995

     Independent Auditors' Report

     Balance Sheet for the year ended December 31, 1996

     Statements of Operations for the years ended
          December 31, 1996 and 1995

     Statements of Stockholders' Equity (Deficit)
          From December 31, 1994 through December 31, 1996

     Statements of Cash Flows for the years ended
          December 31, 1996 and 1995

     Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

      No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------
      The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company during 1997, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                         Date of             Date of
                     Positions           Election or        Termination
   Name                 Held             Designation        or Resignation

Corie Merrell       Director                9/96                 *
                    Secretary/              9/96                 *
                    Treasurer

David C. Merrell    Director                9/96                 *
                    President               9/96                 *

Term of Office
--------------

      The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in December of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

      David C. Merrell, Director and President. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

      Corie Merrell, Director and Secretary/Treasurer. Since 1989, she has been part owner of DCM Finance and is currently a part time student at Westminster College majoring in Psychology.

Family Relationships
--------------------

      David C. Merrell and Corie Merrell are husband and wife.

Involvement in Certain Legal Proceedings
----------------------------------------

      Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                  (ii)   Engaging in any type of business practice; or

                 (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

      No securities of the Company are registered pursuant to Section
12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10 percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation
-----------------

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
[S]         [C]       [C]   [C]   [C]   [C]    [C]   [C]  [C]

David
Merrell,    12/31/96    0     0     0     0      0     0   0
President,
Director

Corie
Merrell     12/31/96    0     0     0     0      0     0   0
Secretary/
Treasurer,
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar year ended December 31, 1996, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

      There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

      There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

      There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

      The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of December 31, 1996 and 1997, and to the date hereof:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                              Then and Now

David C. Merrell                              11,850,000 - 91%
9005 Cobble Canyon Lane
Sandy, Utah 84093

TOTALS                                        11,850,000 - 91%

Security Ownership of Management.

      The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1996 and 1997, and to the date hereof:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address                              Then and Now


David C. Merrell                               11,850,000 - 91%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Corie Merrell                                      -0-
9005 Cobble Canyon Lane
Sandy, Utah 84093

TOTALS                                         11,850,000 - 91%

      As of April 27, 1998, the Company's directors and executive officers as a group (2) beneficially owned a total of 11,850,000 shares of the Company's common stock, or approximately 91% of the outstanding voting securities of the Company.

Changes in Control
------------------

     On August 18, 1997, David C. Merrell foreclosed on certain Promissory Notes dated September 24, 1996, signed by Messrs. Kelly, Mattar and Drummond, which were collateralized by 11,850,000 shares of common stock of the Company collectively held by these persons. Mr. Merrell acquired the 11,850,000 shares of the Company from these individuals through this foreclosure.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
---------------------------------------

      Except as indicated under the heading "Changes in Control" of Part III,
Item 11, there have been no material transactions between any director, executive officer, five percent stockholder, or promoter of the Company.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K
-------------------
        None.
                                             Exhibit
Exhibits*                                    Number

          (i)

         Articles of Incorporation dated
          July 10, 1985                        3

          Financial Data Schedule              27

          (ii)                   Where Incorporated
                                   In This Report

         S-18 Registration Statement          Item I **

         Prospectus                           Item I **

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  A.X.R. DEVELOPMENT CORPORATION


Date: 10/7/98                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 10/7/98                     By/s/Corie Merrell
                                  Corie Merrell
                                  Secretary/Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  A.X.R. DEVELOPMENT CORPORATION


Date: 10/7/98                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 10/7/98                     By/s/Corie Merrell
                                  Corie Merrell
                                  Secretary/Treasurer and Director

                                 A.X.R.
                      DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                            December 31, 1996

                      INDEPENDENT AUDITORS  REPORT


To the Board of Directors

A.X.R.
 Development Corporation, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of A.X.R. Development Corporation, Inc. (a development stage company) as of December 31, 1996 and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 1996 and 1995 and from inception on July 10, 1985 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.X.R. Development Corporation, Inc. (a development stage company) as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and from inception on July 10, 1995 through December 31, 1996 in conformity with generally accepted accounting principles

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no operating capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
May 23, 1997

                                 A.X.R.
                      DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)
                                Balance
                                  Sheet
                                 ASSETS

                                                     December 31,
                                                      1996
CURRENT ASSETS

 Cash                                                $   -

  Total Current Assets                                   -

  TOTAL ASSETS                                       $   -

                  LIABILITIES AND STOCKHOLDERS  EQUITY

LIABILITIES

 Accounts payable                                    $   -

  Total Current Liabilities                              -

STOCKHOLDERS  EQUITY

 Common stock $0.001 par value; authorized 100,000,000
  shares; 13,000,000 shares issued and outstanding       13,000
 Additional paid-in capital                              60,130
 Deficit accumulated during the development stage       (73,130 )

  Total Stockholders  Equity                             -

  TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY         $   -

                                 A.X.R.
                      DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)
                        Statements of Operations
                                                      From
                                                     Inception on
                                  For the            July 10, 1985
                                 Years Ended            Through
                                 December 31,         December 31,
                             1996          1995          1996

REVENUES                    $   -        $   -       $   -

INCOME (LOSS)
 FROM DISCONTINUED
 OPERATIONS (Note 4)              (740)     -          (73,130)

NET INCOME (LOSS)           $     (740) $   -       $  (73,130)

NET INCOME (LOSS) PER SHARE $    (0.00) $    (0.00)

                                     A.X.R.
                           DEVELOPMENT CORPORATION, INC.
                          (A Development Stage Company)
                        Statements of Stockholders' Equity
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                                  Common Stock        Paid-in    Development
                                 Shares       Amount  Capital       Stage
At inception on July 10, 1985    -          $   -       $   -           $   -

Common stock issued for cash at
 an average of $0.006 per share  13,000,000     13,000      59,390          -

Net loss from inception through
 December 31, 1994               -              -          -          (72,390)

Balance, December 31, 1994       13,000,000     13,000      59,390    (72,390)

Net loss for the year ended
 December 31, 1995               -              -          -                -

Balance, December 31, 1995       13,000,000     13,000      59,390    (72,390)

Contributed capital for expenses -              -              740          -

Net loss for the year ended
 December 31, 1996               -              -          -             (740)

Balance, December 31, 1996       13,000,000   $ 13,000  $   60,130   $(73,130)

                                 A.X.R.
                      DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                                                                    From
                                                                Inception on
                                                For the         July 10, 1985
                                              Years Ended           Through
                                              December 31,       December 31,
                                            1996       1995          1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Income (loss) from operations        $        (740) $   -         $(73,130)
 Adjustments o reconcile net income to
  net cash provided by operating
  activities:
  Contributed capital for expenses              740      -              740

   Net Cash Provided (Used) by
    Operating Activities                    -            -          (72,390)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                -            -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of common stock for cash          -            -           73,390
 Stock offering costs                       -            -           (1,000)

   Net Cash Provided (Used) by
    Financing Activities                $   -        $   -       $   72,390

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                   $   -        $   -       $   -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     -            -           -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $   -        $   -       $   -

Cash Paid For:

 Interest                               $   -        $   -       $   -
 Income taxes                           $   -        $   -       $   -

                                 A.X.R.
                      DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                            December 31, 1996

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

       A.X.R. Development Corporation, Inc. was organized under the laws of the State of Nevada on July 10, 1985. Since then, there was no active operation. In 1996, the Company changed its management and is seeking a business opportunity. The Company has selected a calendar year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting.

       b. Provision for Taxes

       The Company has a $1,200 net operating loss carryover as of December 31, 1996 which expires in 2011. The potential tax benefit has been offset by a valuation allowance for the same amount.

       c. Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       d. Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company, in the interim it has committed to meeting the Company's minimal operating expenses.

NOTE 4 - DISCONTINUED OPERATIONS

        In 1987, the Company discontinued operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

        The president of the Company contributed $740 for expenses on behalf of the Company in 1996.