Form 10QSB
period 1997-03-31
AXR DEVELOPMENT CORP INC
filed 1998-10-08
CIK 773603

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1997
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 2-99110-NY
                                            ----------

                      A.X.R. DEVELOPMENT CORPORATION, INC.
                      ------------------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            11-2751537
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            9005 Cobble Canyon Lane
                              Sandy, Utah 84093
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes       No  X
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               October 1, 1998

                          Common - 13,000,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company.

                    A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      March 31, 1997 and December 31, 1996

                     A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                              Balance Sheets
                                  ASSETS
                                              March 31,   December 31,
                                               1997            1996
CURRENT ASSETS

  Cash                                     $    -       $   -

     Total Current Assets                       -           -

     TOTAL ASSETS                          $    -       $   -


                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable                         $    -       $   -

     Total Current Liabilities                  -           -

STOCKHOLDERS' EQUITY

  Common stock $0.001 par value;
  authorized 100,000,000 shares;
  13,000,000 shares issued and outstanding   13,000      31,040

  Additional paid-in capital                 60,580      60,130
  Deficit accumulated during the
  development stage                         (73,580)    (73,130)

     Total Stockholders' Equity                 -           -

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $     -       $   -

                    A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                      From
                                                      Inception on
                                                      July 10, 1985
                          For the Three Months Ended     Through
                                   March 31,             March 31,
                             1997             1996         1997
REVENUES                     $   -       $    -       $   -

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS (Note 4)            (450)         -         (73,580)

NET INCOME (LOSS)            $  (450)    $    -       $ (73,580)

NET INCOME (LOSS) PER SHARE  $ (0.00)    $  (0.00)

                   A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
                                (Unaudited)
                                                                  Deficit
                                                                Accumulated
                                                   Additional    During the
                                Common Stock        Paid-in     Development
                              Shares    Amount      Capital        Stage
At inception on July 10, 1985    -       $   -       $   -        $     -

Common stock issued for cash
 at an average of $0.006 per
 share                        13,000,000  13,000      59,390            -

Net loss from inception
 through December 31, 1994       -           -           -          (72,390)

Balance, December 31, 1994    13,000,000  13,000      59,390        (72,390)

Net loss for the year ended
 December 31, 1995               -           -           -              -

Balance, December 31, 1995    13,000,000  13,000      59,390        (72,390)

Contributed capital for expenses -           -           740            -

Net loss for the year ended
 December 31, 1996               -           -           -             (740)

Balance, December 31, 1996    13,000,000  13,000      60,130        (73,130)

Contributed capital for expenses -           -           450            -

Net loss for the three months
 ended March 31, 1997            -           -           -             (450)

Balance, March 31, 1997       13,000,000 $13,000  $   60,580      $ (73,580)

                   A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                          From
                                                      Inception on
                                                      July 10, 1985
                           For the Three Months Ended    Through
                                     March 31,           March 31,
                                1997           1996        1997
CASH FLOWS FROM
OPERATING

 ACTIVITIES:

  Income (loss) from operations  $ (450)       $   -       $(73,580)

  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
  Contributed capital for expenses  450            -          1,190

     Net Cash Provided (Used) by
      Operating Activities          -              -        (72,390)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

     Net Cash Provided (Used) by
      Investing Activities          -             -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash -             -          73,390

  Stock offering costs              -             -          (1,000)

     Net Cash Provided (Used) by
      Financing Activities      $   -        $    -       $  72,390

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS           $   -        $    -       $   -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             -             -           -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $   -        $    -       $   -

Cash Paid For:

  Interest                      $   -        $    -       $   -
  Income taxes                  $   -        $    -       $   -

                   A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                   March 31, 1997 and December 31, 1996


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

        b. Provision for Taxes

        The Company has a $1,200 net operating loss carryover as of March 31, 1997 which expires in 2011. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

        e. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

NOTE 5 -  RELATED PARTY TRANSACTIONS

        The president of the Company contributed $450 and $740 for expenses on behalf of the Company in 1997 and 1996, respectively.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

     During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loans or advances.
However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
non-affiliated lender in an arm's length transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such potential business venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years, and was dormant from December 1989 to January 1, 1996.

     At March 31, 1997, the Company had no assets and no liabilities.
There were no revenues in the three months ended March 31, 1997, and in the years ended December 31, 1996 and 1995, there were no revenues.

     For the three months ended March 31, 1997, there was a net loss from discontinued operations of ($450), and for the years ended December 31, 1996 and 1995, net losses from discontinued operations were ($740) and ($0), respectively.

Liquidity
---------

     $450 was contributed to capital by David C. Merrell, the Company's President and a director, for miscellaneous expenses, during the first quarter of 1997.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the second quarter of the calendar year covered by this Report or during the two previous calendar years; further, no matter has been submitted to a vote of the Company's security holders since the Company became dormant in December 1989.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

             None.

          (b)  Reports on Form 8-K.

             None.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       A.X.R. DEVELOPMENT CORPORATION, INC.



Date: 10/7/98                          By:/s/David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        A.X.R. DEVELOPMENT CORPORATION, INC.



Date: 10/7/98                           By:/s/David C. Merrell
                                        President and Director


Date: 10/7/98                           By:/s/Corie Merrell
                                        Secretary/Treasurer and Director