Form 10QSB
period 1997-06-30
AXR DEVELOPMENT CORP INC
filed 1998-10-08
CIK 773603

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997
                           -------------

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

                   A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                              Balance Sheets
                                  ASSETS

                                        June 30,           December 31,
                                         1997                 1996
                                      (Unaudited)
CURRENT ASSETS

  Cash                                  $     -             $      -

TOTAL ASSETS                            $     -             $      -

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                      $    -              $     -

     Total Current Liabilities               -                    -

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   13,000,000 and 13,000,000
   shares issued and outstanding          13,000               13,000
  Additional paid-in capital              61,617               60,130
  Deficit accumulated during the
  development stage                      (74,617)             (73,130)

     Total Stockholders' Equity              -                    -

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $     -              $     -

                     A.X.R. DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)
                                                            From
                                                          Inception
                                                          on July 10,
                 For the Three Months For the Six Months 1985 Through
                    Ended June 30,      Ended June 30,     June 30,
                    1997      1996     1997       1996       1997
REVENUE             $   -      $   -    $   -     $   -    $   -

LOSS ON
 DISCONTINUED
 OPERATIONS (Note 4)  (1,037)      -      (1,487)     -      (74,617)

NET LOSS            $ (1,037)  $   -     $(1,487) $   -    $ (74,617)

LOSS PER SHARE      $  (0.00)  $   -     $ (0.00) $   -

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING      13,000,000  13,000,000 13,000,000 13,000,000

                      A.X.R. DEVELOPMENT CORPORATION, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                                  (Unaudited)
                                                            Deficit
                                                          Accumulated
                                            Additional     During the
                          Common Stock       Paid-in      Development
                       Shares     Amount     Capital          Stage
At inception on
July 10, 1985               -      $     -    $    -       $    -

Common stock issued
 for cash at an
 average of $0.006
 per share             13,000,000     13,000    59,390          -

Net loss from
 inception through
 December 31, 1994          -            -         -        (72,390)

Balance,
 December 31, 1994     13,000,000     13,000    59,390      (72,390)

Net loss for the
 year ended
 December 31, 1995          -            -         -            -

Balance,
 December 31, 1995     13,000,000     13,000    59,390      (72,390)

Contributed capital
 for expenses               -            -         740          -

Net loss for the
 year ended
 December 31, 1996          -            -         -           (740)

Balance,
 December 31, 1996     13,000,000     13,000    60,130      (73,130)

Contributed capital
 for expenses               -            -       1,487          -

Net loss for the
 six months ended
 June 30, 1997              -            -         -         (1,487)

Balance,
 June 30, 1997         13,000,000  $  13,000  $ 61,617    $ (74,617)

                       A.X.R. DEVELOPMENT CORPORATION, INC.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)
                                                                From
                                                                Inception on
                                                                July 10, 1985
            For the Three Months Ended For the Six Months Ended    Through
                       June 30,               June 30,             June 30,
                  1997       1996          1997        1996          1997
CASH FLOWS FROM

 OPERATING
 ACTIVITIES:

  Income (loss)
  from operations $(1,037)     $    -       $(1,487)   $   -      $ (74,617)

  Adjustments to
  reconcile net
  income to net
  cash provided
  by operating
  activities:
  Contributed
  capital for
  expenses          1,037           -         1,487        -          2,227

  Net Cash Provided
  (Used) by Operating
  Activities          -             -           -          -        (72,390)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

   Net Cash Provided
   (Used) by Investing
   Activities         -             -           -          -           -


CASH FLOWS FROM
 FINANCING ACTIVITIES:

  Issuance of common
  stock for cash      -             -           -          -        73,390
  Stock offering
   costs              -             -           -          -        (1,000)

   Net Cash Provided
   (Used) by Financing
   Activities       $ -         $   -      $    -      $   -     $  72,390

INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS        $ -         $   -      $    -      $   -     $     -

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING
 OF PERIOD            -             -           -          -           -

CASH AND CASH
 EQUIVALENTS AT END OF
 PERIOD             $ -         $   -      $    -      $   -      $    -

Cash Paid For:

  Interest          $  -        $   -      $    -      $   -      $    -
  Income taxes      $  -        $   -      $    -      $   -      $    -

                     A.X.R. DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     June 30, 1997 and December 31, 1996
                                 (Unaudited)

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

   b. Provision for Taxes

   The Company has a $2,237 net operating loss carryover as of June 30, 1997 which expires in 2011. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

NOTE 5 -   RELATED PARTY TRANSACTIONS

   The president of the Company contributed $1,487 and $740 for expenses on behalf of the Company in 1997 and 1996, respectively.

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

     At June 30, 1997, the Company had no assets and no liabilities.
There were no revenues in the three months ended June 30, 1997 and 1996; and for the six months ended June 30, 1997 and 1996, there were no revenues.

     For the three months ended June 30, 1997, there was a net loss from discontinued operations of ($1,037), and for the six months ended June 30, 1997 and 1996, net losses from discontinued operations were ($1,487) and ($0), respectively.

Liquidity
---------

     $1,487 was contributed to capital by David C. Merrell, the Company's President and a director, for miscellaneous expenses, during 1997.

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

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

             None.

          (b)  Reports on Form 8-K.

             None.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibits.

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