Form 10QSB
period 1997-09-30
AXR DEVELOPMENT CORP INC
filed 1998-10-08
CIK 773603

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997
                           ------------------

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

                                        September 30           December 31,
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

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   13,000,000 and 13,000,000 shares
   issued and outstanding                   13,000                13,000

  Additional paid-in capital                61,879                60,130

  Deficit accumulated during the
   development stage                       (74,879)              (73,130)

     Total Stockholders' Equity                -                     -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   -                $    -

                   A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                   From
                                                                Inception
                                                               on July 10,
                    For the Three Months  For the Nine Months  1985 Through
                    Ended September 30,   Ended September 30,  September 30,
                     1997        1996      1997        1996        1997

REVENUE               $   -      $   -      $   -       $   -       $   -

LOSS ON
 DISCONTINUED
 OPERATIONS (Note 4)     (262)       -       (1,749)        -       (74,879)

NET LOSS              $  (262)   $   -      $(1,749)    $   -      $(74,879)

LOSS PER SHARE        $ (0.00)   $   -      $ (0.00)    $   -

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING       13,000,000 13,000,000  13,000,000 13,000,000

                      A.X.R. DEVELOPMENT CORPORATION, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                                  (Unaudited)

                                                                   Deficit
                                                                 Accumulated
                                                    Additional    During the
                                   Common Stock       Paid-in    Development
                                 Shares     Amount    Capital       Stage
At inception on July 10, 1985          -      $   -     $    -       $    -


Common stock issued for cash at
 an average of $0.006 per share 13,000,000     13,000     59,390          -

Net loss from inception through
 December 31, 1994                     -          -          -        (72,390)

Balance, December 31, 1994      13,000,000     13,000     59,390      (72,390)

Net loss for the year ended
 December 31, 1995                     -          -          -            -

Balance, December 31, 1995      13,000,000     13,000     59,390      (72,390)

Contributed capital for expenses       -          -          740          -

Net loss for the year ended
 December 31, 1996                     -          -          -           (740)

Balance, December 31, 1996      13,000,000     13,000     60,130      (73,130)

Contributed capital for expenses       -          -        1,749          -

Net loss for the nine months ended
 September 30, 1997                    -          -          -         (1,749)

Balance, September 30, 1997     13,000,000   $ 13,000   $ 61,879    $ (74,879)

                       A.X.R. DEVELOPMENT CORPORATION, INC.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)
                                                                   From
                                                                Inception on
                                                                July 10, 1985
                                  For the           For the       Through
                            Three Months Ended Nine Months Ended September 30,
                               September 30,       September 30,
                              1997       1996     1997     1996     1997
CASH FLOWS FROM
 OPERATING ACTIVITIES:

  Income (loss) from operations $  (262) $   -   $ (1,749) $   -   $(74,879)
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
  Contributed capital for
   expenses                         262      -      1,749      -      2,489

     Net Cash Provided (Used)
      by Operating Activities       -        -        -        -    (72,390)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

     Net Cash Provided (Used)
      by Investing Activities       -        -        -        -        -

CASH FLOWS FROM
 FINANCING ACTIVITIES:

  Issuance of common stock
   for cash                         -        -        -        -     73,390
  Stock offering costs              -        -        -        -     (1,000)

     Net Cash Provided (Used)
      by Financing Activities   $   -     $  -      $ -     $  -    $72,390

INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                    $   -     $  -      $ -     $  -    $   -

CASH AND CASH
 EQUIVALENTS AT BEGINNING
 OF PERIOD                          -        -        -        -        -

CASH AND CASH
 EQUIVALENTS AT END OF
 PERIOD                         $   -     $  -      $ -     $  -    $   -

Cash Paid For:

  Interest                      $   -     $  -      $ -     $  -    $   -
  Income taxes                  $   -     $  -      $ -     $  -    $   -

                     A.X.R. DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                   September 30, 1997 and December 31, 1996
                                 (Unaudited)


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

   b. Provision for Taxes

   The Company has a $2,499 net operating loss carryover as of September 30, 1997 which expires in 2012. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

NOTE 5 -   RELATED PARTY TRANSACTIONS

   The president of the Company contributed $1,749 and $740 for expenses on behalf of the Company in 1997 and 1996, respectively.

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

     At September 30, 1997, the Company had no assets and no liabilities. There were no revenues in the three months ended September 30, 1997 and 1996; and in the nine months ended September 30, 1997 and 1996, there were no revenues.

     For the three months ended September 30, 1997, there was a net loss from discontinued operations of ($262); for the three months ended September 30, 1996, there was no net loss; and for the nine months ended September 30, 1997 and 1996, net losses from discontinued operations were ($1,749) and ($0), respectively.

Liquidity
---------

     $1,749 was contributed to capital by David C. Merrell, the Company's President and a director, for miscellaneous expenses, during 1997.

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