Form 10KSB
period 1997-12-31
AXR DEVELOPMENT CORP INC
filed 1998-10-08
CIK 773603

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1997
                                -----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     (1)   Yes X    No             (2)   Yes      No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1997 -
$0

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

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

     There were no material developments regarding the Company during the year ended December 31, 1997.

     For historical information regarding material developments, see the Company's 10-KSB Annual Report the year ended December 31, 1996, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Item 13 of this Report.

Business.
--------

      Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations for the past five calendar years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information
------------------

      The Company had a "public market" for shares of common stock from December 1985 through December 1986; these shares were quoted in the "Pink Sheets" of the National Quotation Bureau, Inc. In any event, no assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained. If one ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by present or former members of management or others may have a substantial adverse impact on any such public market. Once all of the Company's reports have ben brought current with the Securities and Exchange Commission, it is the intention of the Company to file for quotations of its shares of common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD").

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

Results of Operations
---------------------

      The Company discontinued its active operations in 1989, and has had no revenues since. On January 1, 1996, it recommenced its developmental stage, and incurred a net loss in the amount of ($3,167) and ($740), respectively, for the years ended December 31, 1997 and 1996.

Liquidity
---------

     The Company had no material assets during the years ended December 31, 1996 and 1997, and liabilities of $1,418 for the year ended December 31, 1997.

     $1,749 was contributed to capital, by David C. Merrell, the Company's President during the year ended December 31, 1997.

Item 7.  Financial Statements.
-----------------------------

For the periods ended December 31, 1997 and 1996

     Independent Auditors' Report

     Balance Sheet for the year ended December 31, 1997


     Statements of Operations for the years ended
          December 31, 1997 and 1996

     Statements of Stockholders' Equity (Deficit)
          From December 31, 1994 through December 31, 1997

     Statements of Cash Flows for the years ended
          December 31, 1997 and 1996

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
-----------------------------------------------------------------
[S]         [C]       [C]   [C]   [C]   [C]    [C]   [C]  [C]

David
Merrell,    12/31/96    0     0     0     0      0     0   0
President,  12/31/97    0     0     0     0      0     0   0
Director

Corie
Merrell     12/31/96    0     0     0     0      0     0   0
Secretary/  12/31/97    0     0     0     0      0     0   0
Treasurer,
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1997, or 1996, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Changes in Control
------------------

     On August 18, 1997, David C. Merrell foreclosed certain Promissory Notes dated September 24, 1996, signed by Messrs. Kelly, Mattar and Drummond, which were collateralized by 11,850,000 shares of common stock of the Company collectively held by these persons. Mr. Merrell acquired 11,850,000 shares of the Company from these individuals through this foreclosure.

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

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K
-------------------
        None.
                                             Exhibit
Exhibits*                                    Number

          (i)

          Financial Data Schedule              27

          (ii)                   Where Incorporated
                                   In This Report

         10-KSB Annual Report for the year    Item I **
          ended December 31, 1996

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


Date: 10/7/98                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 10/7/98                     By/s/Corie Merrell
                                  Corie Merrell
                                  Secretary/Treasurer and Director

                                 A.X.R.
                       DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             December 31, 1997

                       INDEPENDENT AUDITORS  REPORT



The Board of Directors

A.X.R. Development Corporation, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheet of A.X.R. Development Corporation, Inc. (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 1997 and 1996 and from inception on July 10, 1985 through December 31,1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.X.R. Development Corporation, Inc. (a development stage company) as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and from inception on July 10, 1985 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no operating capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
April 16, 1998

                                 A.X.R.
                       DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)
                               Balance Sheet
                                  ASSETS
                                                     December 31,
                                                      1997
CURRENT ASSETS

  Cash                                               $   -

     Total Current Assets                                -

     TOTAL ASSETS                                    $   -

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable                                   $    1,418

     Total Current Liabilities                            1,418

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock $0.001 par value; authorized
   100,000,000 shares; 13,000,000 shares issued
 and outstanding                                         13,000
  Additional paid-in capital                             61,879
  Deficit accumulated during the development stage      (76,297)

     Total Stockholders' Equity (Deficit)                (1,418)

     TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $   -

                                 A.X.R.
                       DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)
                         Statements of Operations
                                                                From
                                                            Inception on
                                             For the        July 10, 1985
                                           Years Ended         Through
                                           December 31,      December 31,
                                       1997        1996          1997
REVENUES                               $ -       $  -       $  -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)                     (3,167)      (740)   (76,297)

NET LOSS                               $ (3,167) $    (740) $ (76,297)

NET LOSS PER SHARE                     $  (0.00) $   (0.00)

                                   A.X.R.
                         DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
                                                                Deficit
                                                                Accumulated
                                                   Additional   During the
                                     Common Stock   Paid-in     Development
                                 Shares     Amount  Capital        Stage
At inception on July 10, 1985       -       $ -      $    -       $  -

Common stock issued for cash at
 an average of $0.006 per share  13,000,000  13,000    59,390        -

Net loss from inception through
 December 31, 1994                  -         -           -      (72,390)

Balance, December 31, 1994       13,000,000  13,000    59,390    (72,390)

Net loss for the year ended
 December 31, 1995                  -         -           -          -

Balance, December 31, 1995       13,000,000  13,000    59,390    (72,390)

Contributed capital for expenses    -         -           740        -

Net loss for the year ended
 December 31, 1996                  -         -           -         (740)

Balance, December 31, 1996       13,000,000  13,000    60,130    (73,130)

Contributed capital for expenses    -         -         1,749        -

Net loss for the year ended
 December 31, 1997                  -         -           -       (3,167)

Balance, December 31, 1997       13,000,000 $13,000  $ 61,879   $(76,297)

                                   A.X.R.
                         DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                                                   From
                                                               Inception on
                                                 For the       July 10, 1985
                                               Years Ended        Through
                                               December 31,     December 31,
                                             1997        1996      1997
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Income (loss) from operations             $ (3,167) $   (740) $ (76,297)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
  Increase in accounts payable                 1,418       -        1,418
  Contributed capital for expenses             1,749       740      2,489

     Net Cash Provided (Used) by
      Operating Activities                       -         -      (72,390)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

     Net Cash Provided (Used) by
      Investing Activities                       -         -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash              -         -       73,390
  Stock offering costs                           -         -       (1,000)

     Net Cash Provided (Used) by
      Financing Activities                  $    -    $    -    $  72,390

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       $    -    $    -    $     -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          -         -          -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $    -    $    -    $     -

Cash Paid For:

  Interest                                  $    -    $    -    $     -
  Income taxes                              $    -    $    -    $     -

                                 A.X.R.
                       DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1997

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS


        A.X.R. Development Corporation, Inc. was organized under the laws of the State of Nevada on July 10, 1985. Since then, there has been no active operations. In 1996, the Company changed its management and is seeking a business opportunity. The Company has selected a calendar year end.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting.

        b. Provision for Taxes

        The Company has a $4,000 net operating loss carryover as of December 31, 1997 which expires in 2012. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

NOTE 3 -  GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

NOTE 4 -  DISCONTINUED OPERATIONS

        In 1987, the Company discontinued operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

NOTE 5 -  RELATED PARTY TRANSACTIONS

        The president of the Company contributed $1,749 for expenses on behalf of the Company in 1997.