Form 10QSB
period 1998-03-31
AXR DEVELOPMENT CORP INC
filed 1998-10-08
CIK 773603

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998
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

                   March 31, 1998 and December 31, 1997

                       INDEPENDENT AUDITORS  REPORT



The Board of Directors

A.X.R. Development Corporation, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of A.X.R. Development Corporation, Inc. (a development stage company) as of March 31, 1998 and December 31, 1997 and the related statements of operations, stockholders equity (deficit) and cash flows for the three months ended March 31, 1998 and for the years ended December 31, 1997 and 1996 and from inception on July 10, 1985 through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.X.R. Development Corporation, Inc. (a development stage company) as of March 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1998, and for the years ended December 31, 1997 and 1996 and from inception on July 10, 1985 through March 31, 1998 in conformity with generally accepted accounting principles.

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

/s/Jones, Jensen & Company

Jones, Jensen & Company
April 16, 1998

                                 A.X.R.
                       DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)
                              Balance Sheets
                                  ASSETS
                                         March 31,    December 31,
                                         1998             1997
CURRENT ASSETS

  Cash                                   $   -       $   -

     Total Current Assets                    -           -

     TOTAL ASSETS                        $   -       $   -

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable                       $    1,418  $    1,418

     Total Current Liabilities                1,418       1,418

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock $0.001 par value; authorized
   100,000,000 shares; 13,000,000 shares issued
 and outstanding                             13,000      13,000
  Additional paid-in capital                 61,879      61,879
  Deficit accumulated during the
  development stage                         (76,297)    (76,297)

     Total Stockholders' Equity (Deficit)    (1,418)     (1,418)

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $   -       $   -

                                 A.X.R.
                       DEVELOPMENT CORPORATION, INC.
                      (A Development Stage Company)
                         Statements of Operations
                                                            From
                                                         Inception on
                            For the Three    For the     July 10, 1985
                            Months Ended   Years Ended      Through
                            March 31,      December 31,     March 31,
                            1998        1997        1996      1998

REVENUES                    $ -        $ -       $  -       $  -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)          -          (3,167)      (740)   (76,297)

NET LOSS                    $ -        $ (3,167) $    (740) $ (76,297)

NET LOSS PER SHARE          $   0.00   $  (0.00) $   (0.00)

                                   A.X.R.
                         DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
                                                            Deficit
                                                          Accumulated
                                            Additional     During the
                          Common Stock       Paid-in      Development
                       Shares     Amount     Capital          Stage
At inception on
July 10, 1985               -      $     -    $    -       $    -

Common stock issued
 for cash at an
 average of $0.006
 per share             13,000,000     13,000    59,390          -

Net loss from
 inception through
 December 31, 1994          -            -         -        (72,390)

Balance,
 December 31, 1994     13,000,000     13,000    59,390      (72,390)

Net loss for the
 year ended
 December 31, 1995          -            -         -            -

Balance,
 December 31, 1995     13,000,000     13,000    59,390      (72,390)

Contributed capital
 for expenses               -            -         740          -

Net loss for the
 year ended
 December 31, 1996          -            -         -           (740)

Balance,
 December 31, 1996     13,000,000     13,000    60,130      (73,130)

Contributed capital
 for expenses               -            -       1,749          -

Net loss for the
 year ended
 December 31, 1997          -            -         -         (3,167)

Balance,
 December 31, 1997     13,000,000     13,000    61,879      (76,297)

Net loss for the
 three months ended
 March 31, 1998             -            -         -            -

Balance,
 March 31, 1998        13,000,000  $  13,000  $ 61,879    $ (76,297)

                                   A.X.R.
                         DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                                                      From
                                                                  Inception on
                                    For the Three     For the    July 10, 1985
                                    Months Ended    Years Ended      Through
                                      March 31,     December 31,    March 31,
                                         1998     1997       1996     1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Income (loss) from operations     $  -        $ (3,167)    $ (740) $(76,297)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
  Increase in accounts payable         -           1,418        -       1,418
  Contributed capital for expenses     -           1,749        740     2,489

     Net Cash Provided (Used) by
      Operating Activities             -             -          -     (72,390)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

     Net Cash Provided (Used) by
      Investing Activities             -             -          -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash    -             -          -      73,390

  Stock offering costs                 -             -          -      (1,000)

     Net Cash Provided (Used) by
      Financing Activities          $  -        $    -      $   -    $ 72,390

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS               $  -        $    -      $   -    $    -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                -             -          -         -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                   $  -        $    -      $   -    $    -

Cash Paid For:

  Interest                          $  -        $    -      $   -    $    -
  Income taxes                      $  -        $    -      $   -    $    -

                                 A.X.R.
                       DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                   March 31, 1998 and December 31, 1997


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

        b. Provision for Taxes

        The Company has a $4,000 net operating loss carryover as of March 31, 1998 which expires in 2013. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

NOTE 5 -  RELATED PARTY TRANSACTIONS

        The president of the Company contributed $-0- and $1,749 for expenses on behalf of the Company in 1998 and 1997, respectively.

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

     At March 31, 1998, the Company had no assets and liabilities of $1,418. There were no revenues in the three months ended March 31, 1998, and in the years ended December 31, 1997 and 1996, there were no revenues.

     For the three months ended March 31, 1998, there was a net loss of ($0), and for the years ended December 31, 1997 and 1996, net losses from discontinued operations were ($3,167) and ($740), respectively.

Liquidity
---------

     The Company has no cash with current liabilities of $1,418.

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