Form 10QSB
period 1998-06-30
AXR DEVELOPMENT CORP INC
filed 1998-10-08
CIK 773603

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998
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

               A.X.R. DEVELOPMENT CORPORATION, INC.
                 (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                June 30,     December 31,
                                                 1998            1997
                                                (Unaudited)
CURRENT ASSETS

  Cash                                   $             -      $        -

     Total Current Assets                              -               -

     TOTAL ASSETS                        $             -      $        -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable                       $              2,876  $     1,418

     Total Current Liabilities                          2,876        1,418

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock $0.001 par value; authorized
   100,000,000 shares; 13,000,000 shares issued
 and outstanding                                       13,000       13,000

  Additional paid-in capital                           64,186       61,879

  Deficit accumulated during the development stage    (80,062)     (76,297)

     Total Stockholders' Equity (Deficit)              (2,876)      (1,418)

     TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -       $       -

                A.X.R. DEVELOPMENT CORPORATION, INC.
                   (A Development Stage Company)
                      Statements of Operations
                            (Unaudited)
                                                                    From
                                                                  Inception
                                                                 on July 10,
                        For the Three Months For the Six Months  1985 Through
                            Ended June 30,     Ended June 30,      June 30,
                           1998       1997     1998      1997        1998
REVENUE             $        -       $   -      $    -    $    -   $    -

LOSS ON
 DISCONTINUED
 OPERATIONS (Note 4)      (3,765)     (1,037)     (3,765)   (1,487) (80,062)

NET LOSS            $     (3,765)    $(1,037)   $ (3,765)  $(1,487)$(80,062)

BASIC LOSS PER SHARE$      (0.00)    $ (0.00)   $  (0.00)  $ (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING   13,000,000  13,000,000  13,000,000 13,000,000

                    A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                                            Deficit
                                                          Accumulated
                                            Additional     During the
                          Common Stock       Paid-in      Development
                       Shares     Amount     Capital          Stage
At inception on
July 10, 1985               -      $     -    $    -       $    -

Common stock issued
 for cash at an
 average of $0.006
 per share             13,000,000     13,000    59,390          -

Net loss from
 inception through
 December 31, 1994          -            -         -        (72,390)

Balance,
 December 31, 1994     13,000,000     13,000    59,390      (72,390)

Net loss for the
 year ended
 December 31, 1995          -            -         -            -

Balance,
 December 31, 1995     13,000,000     13,000    59,390      (72,390)

Contributed capital
 for expenses               -            -         740          -

Net loss for the
 year ended
 December 31, 1996          -            -         -           (740)

Balance,
 December 31, 1996     13,000,000     13,000    60,130      (73,130)

Contributed capital
 for expenses               -            -       1,749          -

Net loss for the
 year ended
 December 31, 1997          -            -         -         (3,167)

Balance,
 December 31, 1997     13,000,000     13,000    61,879      (76,297)

Contributed capital
for expenses (unaudited)    -            -       2,307          -

Net loss for the
six months ended
 June 30, 1998
(unaudited)                 -            -         -         (3,765)

Balance, June 30, 1998
(unaudited)            13,000,000    $13,000  $ 64,186   $  (80,062)

                    A.X.R. DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)
                                                                    From
                                                                  Inception
                                                                 on July 10,
                        For the Three Months For the Six Months  1985 Through
                            Ended June 30,     Ended June 30,      June 30,
                           1998       1997     1998      1997        1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:

  Income (loss) from
  operations            $ (3,765)    $ (1,037)  $ (3,765) $(1,487) $(80,062)
  Adjustments to
  reconcile net
  income to net cash
  provided by operating
  activities:
   Increase in accounts
   payable                 1,458          -        1,458      -       2,876
  Contributed capital
   for expenses            2,307        1,037      2,307    1,487     4,796

     Net Cash Provided
      (Used) by Operating
      Activities             -            -          -        -     (72,390)

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

               A.X.R. DEVELOPMENT CORPORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 1998 and December 31, 1997

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

        b. Provision for Taxes

        The Company has a $7,700 net operating loss carryover as of June 30, 1998 which expires in 2013. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

        e. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

        f.  Basic Loss Per Share

        Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

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

NOTE 5 -  RELATED PARTY TRANSACTIONS

        The president of the Company contributed $2,307 and $1,749 for expenses on behalf of the Company in 1998 and 1997, respectively.

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

     At June 30, 1998, the Company had no assets and current liabilities of $2,876. There were no revenues in the three months ended June 30, 1998 and 1997; and for the six months ended June 30, 1998 and 1997, there were no revenues.

     For the three months ended June 30, 1998 and 1997, there was a net loss from discontinued operations of ($3,765) and ($1,037), respectively, and for the six months ended June 30, 1998 and 1997, net losses from discontinued operations were ($3,765) and ($1,487), respectively.

Liquidity
---------

     $2,307 was contributed to capital by David C. Merrell, the Company's President and a director, for miscellaneous expenses, during 1998.

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

                                       A.X.R. DEVELOPMENT CORPORATION, INC.



Date:10/7/98                           By:/s/David C. Merrell
                                       President and Director



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