Form 10QSB
period 1998-09-30
AXR DEVELOPMENT CORP INC
filed 1998-10-15
CIK 773603

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998
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

                               October 15, 1998

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

                     A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                               Balance Sheets
                                  ASSETS
                                                September 30,   December 31,
                                                  1998             1997
                                                (Unaudited)
CURRENT ASSETS

 Cash                                    $             -       $        -

  Total Current Assets                                 -                -

  TOTAL ASSETS                           $             -       $        -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $         2,627       $    1,418

  Total Current Liabilities                        2,627            1,418

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock $0.001 par value; authorized
  100,000,000 shares; 13,000,000 shares issued
  and outstanding                                 13,000           13,000
 Additional paid-in capital                       64,687           61,879
 Deficit accumulated during the development
 stage                                           (80,314)         (76,297)

  Total Stockholders' Equity (Deficit)            (2,627)          (1,418)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -       $      -

                A.X.R. DEVELOPMENT CORPORATION, INC.
                   (A Development Stage Company)
                      Statements of Operations
                            (Unaudited)
                                                                     From
                                                                  Inception
                                                                 on July 10,
                        For the Three Months For the Nine Months 1985 Through
                         Ended September 30, Ended September 30, September 30,
                          1998       1997     1998        1997       1998
REVENUE                  $     -     $    -    $     -    $    -   $    -

LOSS ON
 DISCONTINUED
 OPERATIONS (Note 4)          (252)      (262)    (4,017)   (1,749)  (80,314)

NET LOSS                  $   (252)   $  (262)   $(4,017) $ (1,749) $(80,314)

BASIC LOSS PER SHARE      $  (0.00)   $ (0.00)   $ (0.00) $  (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING     13,000,000  13,000,000  13,000,000  13,000,000

                    A.X.R. DEVELOPMENT CORPORATION, INC.
                       (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                                            Deficit
                                                          Accumulated
                                            Additional     During the
                          Common Stock       Paid-in      Development
                       Shares     Amount     Capital          Stage
At inception on
July 10, 1985               -      $     -    $    -       $    -

Common stock issued
 for cash at an
 average of $0.006
 per share             13,000,000     13,000    59,390          -

Net loss from
 inception through
 December 31, 1994          -            -         -        (72,390)

Balance,
 December 31, 1994     13,000,000     13,000    59,390      (72,390)

Net loss for the
 year ended
 December 31, 1995          -            -         -            -

Balance,
 December 31, 1995     13,000,000     13,000    59,390      (72,390)

Contributed capital
 for expenses               -            -         740          -

Net loss for the
 year ended
 December 31, 1996          -            -         -           (740)

Balance,
 December 31, 1996     13,000,000     13,000    60,130      (73,130)

Contributed capital
 for expenses               -            -       1,749          -

Net loss for the
 year ended
 December 31, 1997          -            -         -         (3,167)

Balance,
 December 31, 1997     13,000,000     13,000    61,879      (76,297)

Contributed capital
for expenses (unaudited)    -            -       2,808          -

Net loss for the nine
months ended September
30, 1998 (unaudited)        -            -         -         (4,017)

Balance, September 30,
1998 (unaudited)       13,000,000    $13,000  $ 64,687    $ (80,314)

                    A.X.R. DEVELOPMENT CORPORATION, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)
                                                                     From
                                                                  Inception
                                                                 on July 10,
                        For the Three Months For the Nine Months 1985 Through
                         Ended September 30, Ended September 30, September 30,
                          1998       1997     1998        1997       1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:

  Income (loss) from
  operations             $  (252)    $  (262)  $ (4,017) $ (1,749) $(80,314)
  Adjustments to
   reconcile net income
   to net cash provided
   by operating activities:
   Increase in accounts
   payable                  (249)        -        1,209       -       2,627
  Contributed capital for
   expenses                  501         262      2,808     1,749     5,297

    Net Cash Provided (Used)
    by Operating Activities  -           -          -         -     (72,390)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

    Net Cash Provided (Used)
    by Investing Activities  -           -          -         -         -

CASH FLOWS FROM
 FINANCING ACTIVITIES:

  Issuance of common stock
   for cash                  -           -          -         -      73,390
  Stock offering costs       -           -          -         -      (1,000)

    Net Cash Provided (Used)
    by Financing Activities  -           -          -         -    $ 72,390

INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS             $   -        $  -       $  -      $  -    $    -

CASH AND CASH
 EQUIVALENTS AT BEGINNING
 OF PERIOD                   -           -          -         -         -

CASH AND CASH
 EQUIVALENTS AT END OF
 PERIOD                  $   -        $  -       $  -      $  -    $    -

Cash Paid For:

  Interest               $   -        $  -       $  -      $  -    $    -
  Income taxes           $   -        $  -       $  -      $  -    $    -

               A.X.R. DEVELOPMENT CORPORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 1998 and December 31, 1997


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

        b. Provision for Taxes

        The Company has a $7,700 net operating loss carryover as of September 30, 1998 which expires in 2013. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

NOTE 5 -  RELATED PARTY TRANSACTIONS

        The president of the Company contributed $2,808 and $1,749 for expenses on behalf of the Company in 1998 and 1997, respectively.

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

     At September 30, 1998, the Company had no assets and current liabilities of $2,627. There were no revenues in the three months ended September 30, 1998 and 1997; and for the nine months ended September 30, 1998 and 1997, there were no revenues.

     For the three months ended September 30, 1998 and 1997, there was a net loss from discontinued operations of ($252) and ($4,017), respectively, and for the nine months ended September 30, 1998 and 1997, net losses from discontinued operations were ($4,017) and ($1,749), respectively.

Liquidity
---------

     $2,808 was contributed to capital by David C. Merrell, the Company's President and a director, for miscellaneous expenses, during 1998.

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

                                       A.X.R. DEVELOPMENT CORPORATION, INC.



Date: 10/15/98                         By:/s/David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        A.X.R. DEVELOPMENT CORPORATION, INC.



Date: 10/15/98                          By:/s/David C. Merrell
                                        President and Director


Date: 10/15/98                          By:/s/Corie Merrell
                                        Secretary/Treasurer and Director