Form 10KSB
period 1998-12-31
VITROSEAL INC
filed 1999-04-14
CIK 773603

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1998
                               -----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  2-99110-NY
                                      ----------

                         VITRISEAL, INC.
                        ---------------
          (Name of Small Business Issuer in its Charter)

        NEVADA                                               11-2751537
-------------------------------                     --------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

               12226 South 1000 East, Suite 9
                  ------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 553-8785

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

     (1)   Yes X    No             (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:   December 31, 1998 -
$0

For the Exhibit Index see Item 13 of this Report.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 13, 1999 - $21,184,067. There are approximately 11,298,169 shares of common voting stock of the Registrant held by non-affiliates. The common stock of the Registrant is valued on the basis of the bid price of $1.875 per share on April 13, 1999, on the OTC Bulletin Board of the NASD.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          April 12, 1999

                            17,636,556*

*This number reflects a 23 for 1 reverse split effective on December 11, 1998, and the completion of an Agreement and Plan of Reorganization (the "Dancor Plan") reported in the Registrant's 8-K and 8-K-A1 Current Reports dated December 15, 1998 (the "Dancor 8-K Current Reports").

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

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

     Amendments to the Articles of Incorporation
     -------------------------------------------

     * Name change to "Advanced Coating Technologies, Inc." and a 23 for 1 reverse split of the outstanding securities of the Company pre-Dancor Plan (12/11/98).

     *    Name change to "VitroSeal, Inc." (1/19/99).

     *    Name change to "VitriSeal, Inc." (2/18/99).

     Changes in Control
     ------------------

     On March 18, 1999, the Company completed the Dancor Plan with Dancor, Inc., a Delaware corporation, ("Dancor"). For information regarding the Dancor Plan, see the Dancor 8-K Current Reports. See Part III, Item 13.

Business.
---------

      Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, prior to the Dancor Plan, the Company has had no business operations for the past five calendar years.

      For information regarding the current and intended business operations of Dancor, see the Dancor 8-K Current Reports, Part III, Item 13.

Item 2.  Description of Property.
--------------------------------

      Prior to the completion of the Dancor Plan, the Company had no property or assets; its principal executive office address and telephone number were the business office address and telephone number of David C. Merrell, its President, which were provided at no cost.

      For information regarding the facilities of Dancor, see the Dancor 8-K Current Reports, Part III, Item 13.

Item 3.  Legal Proceedings.
--------------------------

      During the year ended December 31, 1998, the Company was not the subject of any pending legal proceedings; and to the knowledge of management, there were no proceedings contemplated against the Company by any federal, state or local governmental agency.

      Further, during this year, to the knowledge of management, no director or executive officer was party to any action in which any had an interest adverse to the Company.

     For information concerning actions on proceedings involving Dancor and/or the current directors and executive officers of the Company, see the Dancor 8-K Current Reports, Part III, Item 13.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information
------------------

      The Company's common stock is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"), under the symbol "VTSL," with initial quotations commencing in December, 1998. No assurance can be given that any "established trading market" for the Company's common stock will be maintained, and the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by present or former members of management or others may
have a substantial adverse impact on any such public market.   The "restricted
securities" issued under the Dancor Plan (presently 16,636,464 shares) will become available for sale under Rule 144 on or about March 17, 2000.

Holders
-------

      The number of record holders of the Company's common stock as of the year ended December 31, 1998, was approximately 133; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of April 12, 1999, there were approximately 481 stockholders. See Part III, Item 11, for certain information regarding these holdings; and the Dancor 8-K Current Reports, Part III, Item 13.

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

      For a description of the plan of operations for Dancor, see the Dancor 8-K Current Reports, Part III, Item 13.

Results of Operations
---------------------

      The Company discontinued its active operations in 1989, and has had no revenues since. For the years ended December 31, 1998 and 1997, the Company had net losses in the amount of ($28,769) and ($3,167), respectively.

Liquidity
---------

     The Company had no material assets during the years ended December 31, 1998, and liabilities of $1,556 for the year ended December 31, 1998.

     $5,848 was contributed to capital, by David C. Merrell, the Company's President, during the year ended December 31, 1998.

Year 2000
---------

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing two digit year references such as "00" for the year 2000 is commonly referred to as the Year 2000 Issue. Any of the Company's computer programs that utilize two digit years may recognize "00" as the year 1900 rather than the year 2000. Such recognition problems could cause disruptions of operations, including the inability to process transactions, send invoices or engage in similar essential business activities.

     The Company has identified all significant applications that will require modification to address the Year 2000 issue. Internal and external resources are being used to make the required modifications and text Company systems for the year 2000. The modifications process all significant applications is substantially complete, and the Company intends to complete modifications this summer and continue to conduct testing through the end of 1999.

     The Company is also communicating with third party vendors to determine their compliance with the Year 2000 issue. The Company can provide no assurance that the systems of third parties will be in compliance by the turn of the century. The inability of the Company to complete modifications and the failure of third party vendors to complete compliance with the Year 2000 issue, or both, could have a material adverse effect on the Company's ability to perform essential business tasks which could have a material adverse effect on the Company's business.

Item 7.  Financial Statements.
-----------------------------

For the periods ended December 31, 1998 and 1997

     Independent Auditors' Report

     Balance Sheet for the year ended December 31, 1998

     Statements of Operations for the years ended
          December 31, 1998 and 1997

     Statements of Stockholders' Equity (Deficit)
          From inception through December 31, 1998

     Statements of Cash Flows for the years ended
          December 31, 1998 and 1997

     Notes to the Financial Statements

                             VITRISEAL, INC.
             (Formerly A.X.R. Development Corporation, Inc.)
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                            December 31, 1998

                      INDEPENDENT AUDITORS  REPORT



      The Board of Directors
      VitriSeal, Inc.
      (Formerly A.X.R. Development Corporation, Inc.)
      Salt Lake City, Utah


      We have audited the accompanying balance sheet of VitriSeal, Inc. (formerly A.X.R. Development Corporation, Inc.) (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 1998 and 1997 and from inception on July 10, 1985 through December 31,1998. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VitriSeal, Inc. (formerly A.X.R. Development Corporation, Inc.) (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from inception on July 10, 1985 through December 31, 1998 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no operating capital which raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
March 10, 1999

                              VITRISEAL, INC.
             (Formerly A.X.R. Development Corporation, Inc.)
                       (A Development Stage Company)
                               Balance Sheet

                                  ASSETS

                                                     December 31,
                                                      1998
CURRENT ASSETS

  Cash                                               $   -

     Total Current Assets                                -

     TOTAL ASSETS                                    $   -

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable                                   $    1,556

     Total Current Liabilities                            1,556

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock $0.001 par value; authorized
   100,000,000 shares; 850,092 shares issued
 and outstanding                                            850
  Additional paid-in capital                            102,660
  Deficit accumulated during the development stage     (105,066)

     Total Stockholders' Equity (Deficit)                (1,556)

     TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $   -

                              VITRISEAL, INC.
             (Formerly A.X.R. Development Corporation, Inc.)
                       (A Development Stage Company)
                        Statements of Operations
                                                            From
                                                            Inception on
                                             For the        July 10, 1985
                                           Years Ended         Through
                                           December 31,      December 31,
                                       1998       1997           1998
REVENUES                               $ -       $  -       $  -

EXPENSES                                 28,769      3,167    105,066

NET LOSS                               $(28,769) $  (3,167) $(105,066)

BASIC LOSS PER SHARE                   $  (0.05) $   (0.01)

                                 VITRISEAL, INC.
                 (Formerly A.X.R. Development Corporation, Inc.)
                           (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
                                                            Deficit
                                                          Accumulated
                                            Additional     During the
                          Common Stock       Paid-in      Development
                       Shares     Amount     Capital          Stage
At inception on
July 10, 1985               -      $     -    $    -       $    -

Common stock issued
 for cash at an
 average of $0.023
 per share                565,309        565    71,825          -

Net loss from
 inception through
 December 31, 1994          -            -         -        (72,390)

Balance,
 December 31, 1994        565,309        565    71,825      (72,390)

Net loss for the
 year ended
 December 31, 1995          -            -         -            -

Balance,
 December 31, 1995        565,309        565    71,825      (72,390)

Contributed capital
 for expenses               -            -         740          -

Net loss for the
 year ended
 December 31, 1996          -            -         -           (740)

Balance,
 December 31, 1996        565,309        565    72,565      (73,130)

Contributed capital
 for expenses               -            -       1,749          -

Net loss for the
 year ended
 December 31, 1997          -            -         -         (3,167)

Balance,
 December 31, 1997        565,309        565    74,314      (76,297)

Contributed capital
for expenses                -            -       5,848          -

Common stock issued for
services at $0.08 per
share                     284,783        285    22,498          -

Net loss for the year ended
 December 31, 1998          -            -         -        (28,769)

Balance, December 31,
1998                      850,092    $   850  $102,660    $ (105,066)

                                  VITRISEAL, INC.
                 (Formerly A.X.R. Development Corporation, Inc.)
                           (A Development Stage Company)
                             Statements of Cash Flows
                                                            From
                                                            Inception on
                                             For the        July 10, 1985
                                           Years Ended         Through
                                           December 31,      December 31,
                                       1998       1997           1998
 CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Income (loss) from operations        $(28,769) $ (3,167)   $(105,066)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
  Common stock issued for services       22,783       -         22,783
  Increase in accounts payable              138     1,418        1,556
  Contributed capital for expenses        5,848     1,749        8,337

     Net Cash Provided (Used) by
      Operating Activities                  -         -        (72,390)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

     Net Cash Provided (Used) by
      Investing Activities                  -         -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash         -         -         73,390
  Stock offering costs                      -         -         (1,000)

     Net Cash Provided (Used) by
      Financing Activities             $    -     $   -      $  72,390

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  $    -     $   -      $     -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     -         -            -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $    -     $   -       $    -

Cash Paid For:

  Interest                             $    -     $   -       $    -
  Income taxes                         $    -     $   -       $    -

                              VITRISEAL, INC.
             (Formerly A.X.R. Development Corporation, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1998

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

   VitriSeal, Inc. was organized under the laws of the State of Nevada on July 10, 1985. Since then, there has been no active operations. In 1996, the Company changed its management and is seeking a business opportunity. The Company has selected a calendar year end. On December 11, 1998, by unanimous consent of the Board of Directors, the Company s name was changed to Advanced Coating Technologies, Inc. Subsequently, on January 19, 1999 the Company s directors changed the Company s name to VitroSeal, Inc. and then on February 18, 1999 the name was changed to VitriSeal, Inc.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Accounting Method

   The Company's financial statements are prepared using the accrual method of accounting.

   b. Provision for Taxes

   At December 31, 1998, the Company has an approximate operating loss carryover of $24,000 which expires in 2013. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

   e.  Basic Loss Per Common Share

   Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

NOTE 3 -   GOING CONCERN

   The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim, management has committed to meeting the Company's minimal operating expenses.

NOTE 4 -   RELATED PARTY TRANSACTIONS

   The president of the Company contributed $5,848 for expenses paid on behalf of the Company in 1998.

   In 1998, an officer of the Company was issued 284,783 shares for services performed and expenses paid on the Company s behalf valued at $22,783.

NOTE 5 -   REVERSE STOCK SPLIT

   On December 11, 1998, the shareholders of the Company approved a 23-for-1 reverse stock split while retaining the authorized shares at 100,000,000 and the par value at $0.001. In conjunction with this split, 93 additional shares were issued for fractional units. The reverse stock split has been applied to the financial statements on a retroactive basis back to inception.

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

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

      The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company during 1998, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                         Date of             Date of
                     Positions           Election or        Termination
   Name                 Held             Designation        or Resignation

Corie Merrell       Director                9/96                 *
                    Secretary/              9/96                 *
                    Treasurer

David C. Merrell    Director                9/96                 *
                    President               9/96                 *

     For information concerning the current directors and executive officers of the Company, see the Dancor 8-K Current Reports, Part III, Item 13.

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

     For information regarding the current members of management, see the Dancor 8-K Current Reports, Part III, Item 13.

Family Relationships
--------------------

      David C. Merrell and Corie Merrell are husband and wife.

     For information respecting family relationships of current members of management, see the Dancor 8-K Current Reports, Part III, Item 13.

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

     For information respecting any such proceedings involving current directors and executive officers, see the Dancor 8-K Current Reports, Part III, Item 13.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
[S]         [C]       [C]   [C]   [C]   [C]    [C]   [C]  [C]

David C.
Merrell,
President,  12/31/97    0     0     0     0      0     0   0
Director    12/31/98    0     0     0     0      0     0   0

Corie
Merrell
Secretary/  12/31/97    0     0     0     0      0     0   0
Treasurer,  12/31/98    0     0     0     0      0     0   0
Director

      No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1998, or 1997. Further, no named member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

     For similar information regarding members of current management, see the Dancor 8-K Current Reports, Part III, Item 13.

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

     For similar information regarding members of current management, see the Dancor 8-K Current Reports, Part III, Item 13.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     The Company's management has subsequently resigned and there has been a change in control.

     For similar information regarding members of current management, see the Dancor 8-K Current Reports, Part III, Item 13.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

      The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of December 31, 1998, and to the date hereof:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                              12/31/98

David C. Merrell                             515,217 - 61%
9005 Cobble Canyon Lane
Sandy, Utah 84093

TOTALS                                       515,217 - 61%

     For similar information regarding members of current management, see the Dancor 8-K Current Reports, Part III, Item 13.

Security Ownership of Management.

      The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 1997 and 1998:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address                               Then and now


David C. Merrell                              515,217 - 61%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Corie Merrell                                      -0-
9005 Cobble Canyon Lane
Sandy, Utah 84093

TOTALS                                        515,217 - 61%

     For similar information regarding members of current management, see the Dancor 8-K Current Reports, Part III, Item 13.

Changes in Control
------------------

     On March 18, 1999, the Company completed the Dancor Plan pursuant to which the control of the Company changed. See the Dancor 8-K Current Reports, Part III, Item 13.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
---------------------------------------

      During the past two years ended December 31, 1998 and 1997, there have been no material transactions between any director, executive officer, five percent stockholder or promoter of the Company, except the issuance of 384,783 shares to Joe K. Johnson, 184,783 for legal fees paid and 200,000 for services rendered.

     For similar information regarding members of current management, see the Dancor 8-K Current Reports, Part III, Item 13.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K
-------------------
        8-K Current Report dated December 15, 1998 and filed December 17,
        1998.

          Letter of Intent dated December 15, 1998, regarding proposed reorganization

          Certificate of Amendment to the Articles of Incorporation of A.X.R. Development Corporation, Inc. changing the name to "Advanced Coating Technologies, Inc." and effecting a reverse split of the outstanding shares

          Press Release regarding same dated December 15, 1998

       8-K-A1 Current Report dated December 15, 1998 and filed with the Securities and Exchange Commission on April 2, 1999.

          Certificate of Amendment to the Articles of Incorporation of Advanced Coating Technologies, Inc. changing the name of the Company to "VitroSeal, Inc."

          Certificate of Amendment to the Articles of Incorporation of the
          Company changing the name to "VitriSeal,   Inc."

          Plan of Reorganization between VitriSeal, Inc. and Dancor, Inc. dated March 18, 1999
               Exhibit A-List of Dancor Shareholders and number of
                    VitriSeal Shares
               Exhibit B-Letter of Intent
               Exhibit C-Schedule of Option Holders
               Exhibit D-Schedule of Exceptions
               Exhibit E-Schedule of Patents
               Exhibit F-Bank Account Information
               Exhibit G-VitroSeal Exceptions
               Exhibit H-VitroSeal Financial Statements including 10-QSB
                    for the Quarter ended September 30, 1998 and 10-KSB for the Year Ended December 31, 1997
               Exhibit I-VitriSeal Bank Accounts
               Exhibit J-VitriSeal Form of Power of Attorney

          Press Release regarding same dated March 18, 1999

                                             Exhibit
Exhibits*                                    Number

          (i)

          Financial Data Schedule              27

          (ii)                   Where Incorporated
                                   In This Report

         10-KSB Annual Report for the year    Item I **
          ended December 31, 1997

        S-8 Registration Statement           Item I **

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

                                  VITRISEAL, INC.



    Date: 4/13/99                 By:/s/Daniel Corbin
         ---------                --------------------------------------
                                  Daniel Corbin
                                  President and Director


    Date: 4/13/99                 By:/s/John W. Nagel
         ---------                --------------------------------------
                                  John W. Nagel
                                  Chief Financial Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  VITRISEAL, INC.




    Date: 4/13/99                 By:/s/Daniel Corbin
         ---------                --------------------------------------
                                  Daniel Corbin
                                  President and Director


    Date: 4/13/99                 By:/s/John W. Nagel
         ---------                --------------------------------------
                                  John W. Nagel
                                  Chief Financial Officer and Director


    Date: 4/13/99                 By:/s/Bruce H. Haglund
         ---------                --------------------------------------
                                  Bruce H. Haglund, Esq.
                                  Secretary and Director


    Date: 4/13/99                 By:/s/Culley W. Davis
         ---------                --------------------------------------
                                  Culley W. Davis
                                  Chairman of the Board
                                  Chief Executive Officer and Director


    Date: 4/13/99                 By:/s/Dennis A. Repp
         ---------                --------------------------------------
                                  Dennis A. Repp
                                  Director