Form 10QSB
period 1999-03-31
VITROSEAL INC
filed 1999-05-24
CIK 773603

                   U. S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                 FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 02-99110-NY
                                            ----------

                                 VITRISEAL, INC.
                   ------------------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                  11-2751537
         ------                                  ----------
(State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
 incorporation or organization)

                       12226 South 1000 East, Suite 9
                             Draper, Utah  84020
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 553-8785

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X     No
               ---      ---                  ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

               March 31, 1999:  Common Stock - 19,500,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          On March 18, 1999, VitriSeal and Dancor, Inc. executed an Agreement and Plan of Reorganization, whereby VitriSeal, Inc. acquired a controlling interest in Dancor, Inc. and Dancor, Inc. became a majority owned subsidiary of VitriSeal. (See the 8-K Current Report dated December 15, 1998, as amended, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.) The Company is in the process of completing the financial information required to be filed as part of the 8-K which will include historical proforma financial information. The financial information to be filed with the 8-K is necessary to complete the first quarter financial statements. Upon completion of the financial information to be filed as an amendment to the 8-K, the Company will file an amendment to this 10-QSB to include the requisite financial information.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      The Company has not generated any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to actively continue research and development of VitroSeal-TM-.

         The Company has developed, tested, and patented a proprietary coating technology which it calls Vitroseal-TM-, "The Optimal Clear Coating Process." The technology could represent a major breakthrough in the industrial coatings market. Key benefits of Vitroseal-TM- include:

         EXCEPTIONAL COATING PERFORMANCE:
                  excellent surface adhesion,
                  optimal hardness (4H pencil hardness),
                  excellent brightness (water white),
                  excellent film flexibility,
                  versatile applicability to a wide variety of metals, chip resistance, low film weight, corrosion resistant, high dielectric strength, and thermal cycling resistance.

         LOW COST:
                  raw material costs at 80% less than conventional coatings, heat cure compatible with existing equipment, no environmental control costs, and fast cure to full hardness for faster manufacturing production lines.

         ENVIRONMENTAL COMPLIANCE:
                  waterborne,
                  no volatile organic compounds (VOCs),
                  no isocyanates,
                  no lead,
                  no chromates,
                  no cadmium,
                  no chlorine or chloro-compounds, and
                  no formaldehyde.

         During the past two years, the Company has spent millions of dollars on research and development of the characteristics, qualities, and uses of its Vitroseal-TM- technology and its others products and processes.

         The Company intends to engage in licensing, joint ventures, and the sale of rights to strategically selected coatings manufacturers. The Company plans to earn a reputation in the coatings industry for excellent clear coating technology, aggressive technology development, strong legal support, and savvy business management. Through development of these qualities, the Company believes it will be in position to directly license its technology to leading manufacturers in the coatings industry.

Liquidity.
---------

         During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of its common stock to private investors. The Company believes it will need to raise between $3 and $5 million to cover its working capital needs through the end of the year.

Research and Development.
------------------------

         The Company will be heavily engaged in research and development during 1999 and anticipates spending approximately $3 to $5 million on research and development during 1999.

Employees.
---------

         The Company has also previously hired the personnel it believes is necessary for its research and development, accordingly, the Company does not anticipate any material changes in the number of its employees through 1999.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

         During the first quarter of 1999, VitriSeal and Dancor, Inc. executed an Agreement and Plan of Reorganization , whereby VitriSeal, Inc. acquired a controlling interest in Dancor, Inc. and Dancor, Inc. became a majority owned subsidiary of VitriSeal. (See the 8-K Current Report dated December 15, 1998, as amended, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.)

         Subsequent to the end of the first quarter on May 3, 1999, the Company dismissed its former principal accountants, Jones Jensen & Company and engaged Squar, Milner & Reehl, LLP as its principal accountant. (See the 8-K Current Report dated May 7, 1999, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.)

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

             None.

          (b) Reports on Form 8-K.

         Change of Auditors filed on May 6, 1999.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VITRISEAL, INC.



Date: 5/24/99                          BY: /s/ Daniel Corbin
                                       ---------------------------
                                       President and Director



Date: 5/24/99                          BY: /s/ John W. Nagel
                                       ---------------------------
                                       Chief Financial Officer