Form 10QSB/A
period 1999-03-31
VITROSEAL INC
filed 1999-07-23
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10-QSB-A

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

               March 31, 1999:  Common Stock - 20,839,190 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

VITRISEAL, INC.

TABLE OF CONTENTS

                                                                                             Page
PART I.     FINANCIAL INFORMATION                                                              3

Item 1. Financial Statements:                                                                  3

Balance Sheets as of March 31, 1999 and                                                        4
December 31, 1998

Statements of Operations for the Three Months ended                                            5
March 31, 1999 and March 31, 1998 and from Inception

Statements of Cash Flows for the Three Months ended March 31, 1999 and March
31, 1998 and from Inception                                                                    6

Notes to Financial Statements for the Three Months ended                                       7
March 31, 1999 and March 31, 1998 and from Inception

Item 2. Management's Discussion and                                                            9
Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                                   11

Item 1.  Legal Proceedings                                                                     11

Item 2.  Changes in Securities                                                                 11

Item 3.  Defaults Upon Senior Securities                                                       11

Item 4.  Submission of Matters to a Vote of Security Holders                                   11

Item 5.  Other Information                                                                     11

Item 6.  Exhibits and Reports on Form 8-K                                                      11

SIGNATURES                                                                                     12

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

                                 VITRISEAL, INC.
                   (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS

                                                                                     MARCH 31, 1999       DECEMBER 31, 1998
                                                                                     --------------       -----------------
                                      ASSETS

CURRENT ASSETS
     CASH                                                                            $   980,119               $ 28,900
     ADVANCES TO RELATED PARTIES                                                         500,000                      -
                                                                                     -----------            -----------

         TOTAL CURRENT ASSETS                                                          1,480,119                 28,900
                                                                                     -----------            -----------

PROPERTY AND EQUIPMENT, NET                                                               44,739                 45,598
PATENTS, NET OF ACCUMULATED AMORTIZATION OF:                                             176,056                171,633
     03/31/1999  $5,423
     12/31/1998  $4,214
DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                                                 -                      -
OTHER ASSETS                                                                                 946                    946
                                                                                     -----------            -----------

            TOTAL ASSETS                                                             $ 1,701,860            $   247,077
                                                                                     -----------            -----------
                                                                                     -----------            -----------





                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - ACCOUNTS PAYABLE AND ACCRUED EXPENSES                          $    52,775            $    32,744

STOCKHOLDERS' EQUITY
     COMMON STOCK, PAR VALUE $.001 PER SHARE                                              20,839                 20,293
         03/31/99: 100,000,000 shares authorized, 31,361,639
            shares issued and 20,839,190 shares outstanding
         12/31/98: 100,000,000 shares authorized, 30,815,138
            shares issued and 20,292,689 shares outstanding
     ADDITIONAL PAID-IN CAPITAL                                                        5,799,936              4,091,482
     ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE                                 (4,171,690)            (3,897,442)
                                                                                     -----------            -----------

         TOTAL STOCKHOLDERS' EQUITY                                                    1,649,085                214,333
                                                                                     -----------            -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,701,860              $ 247,077
                                                                                     -----------            -----------
                                                                                     -----------            -----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 VITRISEAL, INC.
                   (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
           FOR THE QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998 AND
         FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH MARCH 31, 1999

                                    UNAUDITED

                                                                                                 APRIL 16, 1992
                                                  THREE MONTHS ENDED     THREE MONTHS ENDED    (INCEPTION) THROUGH
                                                    MARCH 31, 1999          MARCH 31, 1998       MARCH 31, 1999
                                                  ------------------     ------------------    -------------------
REVENUES

     LICENSING FEES                                   $       -               $      -            $    25,000



EXPENSES

     RESEARCH AND DEVELOPMENT                           172,518                106,264              1,662,897

     OPERATING EXPENSES                                 105,134                168,110              2,482,124

     INTEREST EXPENSE, NET                               (3,405)                 7,221                 51,669
                                                      ---------              ---------            -----------


LOSS BEFORE INCOME TAX BENEFIT                         (274,247)              (281,595)            (4,171,690)


INCOME TAX BENEFIT

     CURRENT                                                  -                      -                      -
     DEFERRED                                           104,000                105,000              1,389,000

     LESS VALUATION ALLOWANCE                          (104,000)              (105,000)            (1,389,000)
                                                      ---------              ---------            -----------


NET (LOSS)                                            $(274,247)             $(281,595)           $(4,171,690)
                                                      ---------              ---------            -----------
                                                      ---------              ---------            -----------


BASIC AND DILUTED LOSS PER SHARE                      $   (0.01)             $   (0.01)           $     (0.22)
                                                      ---------              ---------            -----------
                                                      ---------              ---------            -----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 VITRISEAL, INC.
                   (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
           FOR THE QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998 AND
         FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH MARCH 31, 1999

                                    UNAUDITED

                                                                                                              APRIL 16, 1992
                                                              THREE MONTHS ENDED     THREE MONTHS ENDED    (INCEPTION) THROUGH
                                                                 MARCH 31, 1999          MARCH 31, 1998       MARCH 31, 1999
                                                              ------------------     ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                                   $ (274,247)            $ (281,595)          $ (4,171,690)

     Adjustments to reconcile net (loss) to net cash used by operating activities:

             Depreciation and amortization                             4,367                  2,224                 35,074
             Changes in current assets and liabilities:
                Other assets                                               -                      -                   (946)
                Accounts payable and accrued expenses                 20,031                 21,713                 52,775
                                                                  ----------             ----------           ------------

         NET CASH (USED) BY OPERATING ACTIVITIES                    (249,849)              (257,658)            (4,084,787)
                                                                  ----------             ----------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                            (2,300)                (4,057)               (74,391)
     Patent costs                                                     (5,632)                (6,677)              (181,479)
                                                                  ----------             ----------           ------------

         NET CASH (USED) BY INVESTING ACTIVITIES                      (7,932)               (10,734)              (255,870)
                                                                  ----------             ----------           ------------
                                                                  ----------             ----------           ------------


CASH FLOWS FROM FINANCING ACTIVITIES

     Borrowings on note payable                                            -                      -                450,000
     Advances from related parties                                  (331,000)               253,122              2,419,709
     Proceeds from issuance of common stock                        1,540,000                      -              2,917,067
     Repurchases of common stock                                           -                      -               (538,000)
     Capital contributions                                                 -                      -                 72,000
                                                                  ----------             ----------           ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,209,000                253,122              5,320,776
                                                                  ----------             ----------           ------------



NET INCREASE (DECREASE) IN CASH                                      951,219                (15,270)               980,119

CASH AT BEGINNING OF PERIOD                                           28,900                 53,846                      -
                                                                  ----------             ----------           ------------


CASH AT END OF PERIOD                                             $  980,119             $   38,576           $    980,119
                                                                  ----------             ----------           ------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash transactions:
         Conversion of note payable to common stock               $        -             $        -           $    450,000
                                                                  ----------             ----------           ------------
                                                                  ----------             ----------           ------------
         Conversion of interest payable to common stock           $        -             $        -           $     72,000
                                                                  ----------             ----------           ------------
                                                                  ----------             ----------           ------------
         Conversion of advances from related parties to           $  169,000             $  200,000           $  2,919,709
            common stock                                          ----------             ----------           ------------
                                                                  ----------             ----------           ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

VITRISEAL, INC.
Notes to the Financial Statements
For the Three Months Ended March 31, 1999, March 31, 1998, and for the Period July 10, 1985 (inception) through March 31, 1998.

1.   BASIS OF PRESENTATION

     In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated.

     The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes for Dancor, Inc. for the period ended December 31, 1998, included in the Company's 8-K, as amended, which was filed with the Securities and Exchange Commission on December 15, 1998. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commission rules and regulations.

     Net loss per common share was computed based on the net loss divided by the weighted average number of common shares outstanding during the periods presented. For this purpose, as well as for the Balance Sheet reporting of shares outstanding, we have reported as though all Dancor shares had been converted to VitriSeal shares in accordance with the Reorganization discussed in Note 2 below. At the time of filing these statements, there were 1,348,869 shares held by Dancor investors for which conversion consents had not been received. This represents 6.8% of the shares held by Dancor investors. The assumption of full conversion in the presentation does not materially alter any of the financial results. Moreover, this treatment is consistent with the concept of using all "potential common stock" for the calculation of earnings/loss per share. There was no other potential common stock during any of the periods, so basic and diluted loss per share are the same.

2.   REORGANIZATION

     On March 18, 1999, approximately 85% of the outstanding common stock of Dancor, Inc., a development stage company incorporated in Delaware on April 16, 1992, was acquired by VitriSeal, Inc. in a "reverse acquisition." At March 18, 1999, VitriSeal, Inc. was a dormant entity with no assets at that date nor significant operations during 1997 or 1998. It had not had any revenues since 1989.

     On December 23, 1998, VitriSeal and Dancor entered into an Agreement and Plan of Reorganization (the "Plan") structured to result in the acquisition by VitriSeal of at least 80% of the issued and outstanding shares of restricted common stock of Dancor. Such transaction is hereinafter referred to as "the Reorganization." The Reorganization is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the terms of the Plan, the former stockholders of Dancor (1) received three shares of VitriSeal for each one share of Dancor owned and (2) will ultimately acquire approximately 95% of the issued and outstanding common stock of VitriSeal, if all of Dancor's stockholders execute the Plan. As of May 31, 1999, the former stockholders of Dancor owned approximately 88% of the 20.8 million post-Reorganization shares of VitriSeal's issued and outstanding common stock. Such shares are restricted securities under Federal law, and will become available for sale (under certain conditions, and subject to statutory limitations) in approximately March, 2000.

     Management has accounted for the Reorganization as a capital stock transaction (as opposed to a "business combination," as that term is defined by GAAP). Accordingly, the Reorganization is reported in these statements as a recapitalization of the Company, with Dancor considered the acquirer for accounting purposes (a "reverse acquisition"). Through its former stockholders, Dancor is deemed the acquirer for accounting purposes because of (a) its majority ownership of VitriSeal, (b) its representation on VitriSeal's board of directors, and (c) executive management positions held by former officers of Dancor.

     There are certain restrictions on the sale or other transfer of the Company's common stock issued under the Plan. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended ("the Act"), in reliance upon an exemption from its requirements. Each exchanging shareholder agreed to (1) acquire such stock for his/her own account and (2) hold the stock for investment purposes only. In addition, the stock certificates are required to contain a legend (a) documenting these restrictions and (b) requiring a legal opinion that any proposed sale is exempt from registration under the Act.

     With the Reorganization having been consummated during the quarter for which these statements have been prepared, the historical statements, i.e., the December 31, 1998 balance sheet and the statements of operations and cash flows for the quarter ending March 31, 1998 and for the inception-to-date period, as well as the current quarter statements present the collective results for Dancor and VitriSeal. Since the Reorganization is not a business combination, pro forma financial information otherwise required by the rules and regulations of the Securities and Exchange Commission has not been presented.

     VitriSeal's common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "VTSL".

3.   ADVANCES TO RELATED PARTIES-SUBSEQUENT EVENTS

     The $500,000 amount shown on the March 31, 1999, Balance Sheet as "Advances to Related Parties" was repaid to the Company by the end of the second quarter, 1999.

4.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     Prior to the Reorganization and during the quarter ended March 31, 1999, there were sales of Dancor new-issue common stock in the amount of 462,000 (post-split) shares for which $1,540,000 was paid in.

5.   DESCRIPTION OF SECURITIES

     The Company has one class of securities authorized, consisting of 100,000,000 shares of $.001 par value common voting stock. The holders of the Company's Common Stock are entitled to one vote per share on each matter submitted to a vote at a meeting of stockholders. The shares of Common Stock carry cumulative voting rights in the election of directors.

     Stockholders of the Company have no pre-emptive rights to acquire additional shares of Common Stock or other securities. The Common Stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation of the Company, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities. All shares of the Common Stock now outstanding are fully paid and non-assessable.

     On May 12, 1999, VitriSeal granted non-statutory options to purchase 1,225,000 post-Reorganization shares of its Common Stock to certain employees, directors, and outside consultants at an exercise price of $1.75 per share. Such options, which expire on June 30, 2009, became exercisable on the date of grant. Management will adopt accounting policies for these stock options during the preparation of VitriSeal's unaudited financial statements for the quarter ending June 30, 1999. VitriSeal has not adopted a stock option plan beyond these specific options.

6.   YEAR 2000 MATTERS

     Many computerized systems use only two digits to represent the year in date fields; such systems may be unable to accurately process dates ending in the year 2000 and thereafter. The effects of this problem will vary from system to system, and may adversely affect the Company's operations and its ability to prepare financial statements. The Company has no custom developed computer systems subject to these potential problems. It has communicated with third party vendors of packaged software to determine their compliance with the Year 2000 issue and has been advised that none of the systems in use is likely to experience Year 2000 problems. However, the Company cannot provide absolute assurance that the systems of third parties will be in full compliance by the turn of the century. The failure of third party vendors to complete compliance with the Year 2000 issue in an appropriate timeframe could have a material adverse effect on the Company's ability to perform essential business tasks, which could then have a material adverse effect on the Company's business.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

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

Liquidity.
----------

         During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of its common stock to private investors. The Company believes it will need to raise between $1 and $1.3 million to cover its working capital needs through the end of the year.

Research and Development.
-------------------------

         The Company will be heavily engaged in research and development during 1999 and anticipates spending approximately $800,000 to $1 million on research and development during 1999.

Employees.
----------

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

                                       VITRISEAL, INC.



Date: 7/22/99                          BY: /s/ Daniel Corbin
                                       ---------------------------
                                       President and Director



Date: 7/22/99                          BY: /s/ John W. Nagel
                                       ---------------------------
                                       Chief Financial Officer