Form 10QSB
period 1999-06-30
VITROSEAL INC
filed 1999-08-23
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1999
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                          Commission File No. 02-99110
                                              --------

                                 VITRISEAL, INC.
                      ------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 NEVADA                               91-1499978
                 ------                               ----------
     (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
      incorporation or organization)

                         12226 South 1000 East, Suite 9
                               Draper, Utah 84020
                        --------------------------------
                    (Address of Principal Executive Offices)

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

                 June 30, 1999: Common Stock - 20,839,190 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

         Transitional Small Business Issuer Format   Yes      No  X
                                                         ---     ---

                                 VITRISEAL, INC.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                                                           Page

PART I.     FINANCIAL INFORMATION                                           3
Item 1. Financial Statements:                                               3

Balance Sheets as of June 30, 1999 and                                      4
December 31, 1998

Statements of Operations for the Three Month and Six Month                  5
Periods ended June 30, 1999 and June 30, 1998, and from
Inception through June 30, 1999

Statements of Cash Flows for the Three Month and Six Month                  6
Periods ended June 30, 1999 and June 30, 1998, and from
Inception through June 30, 1999

Notes to Financial Statements for the Three Month and                       7
Six Month Periods ended June 30, 1999 and June 30, 1998, and from Inception through June 30, 1999

Item 2. Management's Discussion and Analysis of                             9
Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                11
Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  12

--------------------------------------------------------------------------------

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

                                VITRISEAL, INC.
                  (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                   UNAUDITED

                                                                 JUNE 30, 1999       DECEMBER 31, 1998
                                                                 -------------       -----------------
                                     ASSETS
CURRENT ASSETS
     CASH                                                           $   597,864         $    28,900
     ADVANCES TO RELATED PARTIES                                        500,000                   -
                                                                    -----------         -----------

         TOTAL CURRENT ASSETS                                         1,097,864              28,900
                                                                    -----------         -----------

PROPERTY AND EQUIPMENT, NET                                              55,149              45,598
PATENTS, NET OF ACCUMULATED AMORTIZATION OF:                            197,684             171,633
     06/30/1999 $6,631
     12/31/1998 $4,214
DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                                -                   -
OTHER ASSETS                                                                946                 946
                                                                    -----------         -----------

            TOTAL ASSETS                                            $ 1,351,643         $   247,077
                                                                    -----------         -----------
                                                                    -----------         -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - ACCOUNTS PAYABLE AND ACCRUED EXPENSES         $   145,927         $    32,744

STOCKHOLDERS' EQUITY
     COMMON STOCK, PAR VALUE $.001 PER SHARE                             20,839              20,293
         06/30/99: 100,000,000 shares authorized, 31,361,639
            shares issued and 20,839,190 shares outstanding
         12/31/98: 100,000,000 shares authorized, 30,815,138
            shares issued and 20,292,689 shares outstanding
     ADDITIONAL PAID-IN CAPITAL                                       5,954,286           4,091,482
     ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE                (4,627,921)         (3,897,442)
     DEFERRED COMPENSATION - STOCK OPTIONS                             (141,488)                  -
                                                                    -----------         -----------

         TOTAL STOCKHOLDERS' EQUITY                                   1,205,716             214,333
                                                                    -----------         -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,351,643         $   247,077
                                                                    -----------         -----------
                                                                    -----------         -----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                VITRISEAL, INC.
                  (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
      AND FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH JUNE 30, 1999

                                    UNAUDITED



                                    Three Months       Three Months        Six Months         Six Months         April 16, 1992
                                   Ended June 30,     Ended June 30,     Ended June 30,     Ended June 30,        (Inception)
                                       1999               1998               1999               1998          through June 30, 1999
                                   --------------    --------------     --------------     --------------     ---------------------
REVENUES

     LICENSING FEES                $         -         $         -         $         -         $         -         $    25,000


EXPENSES

     RESEARCH AND DEVELOPMENT          224,233             111,711             397,662             217,975           1,888,041

     OPERATING EXPENSES                238,694             150,432             342,917             318,542           2,719,907

     INTEREST EXPENSE, NET              (6,695)              7,965             (10,100)             15,186              44,973
                                   -----------         -----------         -----------         -----------         -----------


LOSS BEFORE INCOME TAX BENEFIT        (456,232)           (270,108)           (730,479)           (551,703)         (4,627,921)


INCOME TAX BENEFIT

     CURRENT                                 -                   -                   -                   -                   -
     DEFERRED                          168,000             103,000             272,000             208,000           1,389,000

     LESS VALUATION ALLOWANCE         (168,000)           (103,000)           (272,000)           (208,000)         (1,389,000)
                                   -----------         -----------         -----------         -----------         -----------


NET (LOSS)                         $  (456,232)        $  (270,108)        $  (730,479)        $  (551,703)        $(4,627,921)
                                   -----------         -----------         -----------         -----------         -----------
                                   -----------         -----------         -----------         -----------         -----------


BASIC AND DILUTED LOSS PER SHARE   $     (0.02)        $     (0.01)        $     (0.04)        $     (0.03)        $     (0.24)
                                   -----------         -----------         -----------         -----------         -----------
                                   -----------         -----------         -----------         -----------         -----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                VITRISEAL, INC.
                  (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

        FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND
           JUNE 30, 1998 AND FOR THE PERIOD APRIL 16, 1992 (INCEPTION)
                             THROUGH JUNE 30, 1999

                                    UNAUDITED



                                                                                                                      April 16, 1992
                                                          Three Months    Three Months    Six Months     Six Months    (Inception)
                                                         Ended June 30,  Ended June 30,  Ended June 30, Ended June 30,   through
                                                              1999            1998           1999           1998       June 30, 1999
                                                         --------------  --------------  ------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                           $  (456,232)   $  (270,108)   $  (730,479)   $  (551,703)   $(4,627,921)

     Adjustments to reconcile net (loss) to net cash used by operating activities:

            Depreciation and amortization                       6,943          2,528         11,311          4,752         42,017
            Stock options                                      12,863              -         12,863              -         12,863
            Changes in current assets and liabilities:
                Other assets                                        -              -              -              -           (946)
                Accounts payable and accrued expenses          93,152          9,075        113,182         22,914        145,926
                                                          -----------    -----------    -----------    -----------    -----------

         NET CASH (USED) BY OPERATING ACTIVITIES             (343,274)      (258,505)      (593,123)      (524,037)    (4,428,061)
                                                          -----------    -----------    -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                    (16,145)        (1,454)       (18,445)        (5,511)       (90,536)
     Patent costs                                             (22,836)       (29,122)       (28,468)       (35,799)      (204,315)
                                                          -----------    -----------    -----------    -----------    -----------

         NET CASH (USED) BY INVESTING ACTIVITIES              (38,981)       (30,576)       (46,913)       (41,310)      (294,851)
                                                          -----------    -----------    -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES

     Borrowings on note payable                                     -              -              -              -        450,000
     Advances from related parties                                  -        291,643       (331,000)       544,764      2,419,709
     Proceeds from issuance of common stock                         -              -      1,540,000              -      2,917,067
     Repurchases of common stock                                    -              -              -              -       (538,000)
     Capital contributions                                          -          7,875              -         15,750         72,000
                                                          -----------    -----------    -----------    -----------    -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                  -        299,518      1,209,000        560,514      5,320,776
                                                          -----------    -----------    -----------    -----------    -----------



NET INCREASE (DECREASE) IN CASH                              (382,255)        10,437        568,964         (4,833)       597,864

CASH AT BEGINNING OF PERIOD                                   980,119         38,576         28,900         53,846              -
                                                          -----------    -----------    -----------    -----------    -----------


CASH AT END OF PERIOD                                     $   597,864    $    49,013    $   597,864    $    49,013    $   597,864
                                                          -----------    -----------    -----------    -----------    -----------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash transactions:
         Conversion of note payable to common stock       $         -    $         -    $         -    $         -    $   450,000
                                                          -----------    -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------    -----------
         Conversion of interest payable to common stock   $         -    $         -    $         -    $         -    $    72,000
                                                          -----------    -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------    -----------
         Conversion of advances from related
              parties to common stock                     $         -    $   158,750    $   169,000    $   358,750    $ 2,919,709
                                                          -----------    -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------    -----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

VITRISEAL, INC.
Notes to the Financial Statements
For the Three Month and Six Month Periods Ended June 30, 1999, June 30, 1998, and for the Period April 16, 1992 (Inception) through June 30, 1999.

1.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated.

         The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes for Dancor, Inc. for the period ended December 31, 1998, included in the Company's Form 8-K, as amended, which was filed with the Securities and Exchange Commission on December 15, 1998. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commission rules and regulations.

         Net loss per common share was computed based on the net loss divided by the weighted average number of common shares outstanding during the periods presented. For this purpose, as well as for the Balance Sheet reporting of shares outstanding, we have reported as though all Dancor shares had been converted to VitriSeal shares in accordance with the Reorganization discussed in
Note 2 below. At the time of filing these statements, there were 982,578 shares held by Dancor investors for which conversion consents had not been received. This represents 5.0% of the shares held by Dancor investors. The assumption of full conversion in the presentation does not materially alter any of the financial results. Moreover, this treatment is consistent with the concept of using all "potential common stock" for the calculation of earnings/loss per share. There was no other potential common stock during any of the periods, so basic and diluted loss per share are the same.

2.       REORGANIZATION

         On March 18, 1999, approximately 85% of the outstanding common stock of Dancor, Inc., a development stage company incorporated in Delaware on April 16, 1992, was acquired by VitriSeal, Inc. in a "reverse acquisition" accomplished through a tax-free, stock-for-stock reorganization. At March 18, 1999, VitriSeal, Inc. was a dormant entity with no assets, no significant operations during 1997 or 1998, and no revenues since 1989.

         On December 23, 1998, VitriSeal and Dancor entered into an Agreement and Plan of Reorganization (the "Plan") structured to result in the acquisition by VitriSeal of at least 80% of the issued and outstanding shares of restricted common stock of Dancor. Such transaction is hereinafter referred to as the "Reorganization." The Reorganization is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the terms of the Plan, the former stockholders of Dancor (1) received three shares of VitriSeal for each one share of Dancor owned and (2) will ultimately acquire approximately 95% of the issued and outstanding common stock of VitriSeal, if all of Dancor's stockholders execute the Plan. As of August 19, 1999, the former stockholders of Dancor owned approximately 90% of the 20.8 million post-Reorganization shares of VitriSeal's issued and outstanding common stock. Such shares are restricted securities under Federal Securities laws, and will become available for sale

(under certain conditions, and subject to statutory limitations) in approximately March, 2000.

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

3.       ADVANCES TO RELATED PARTIES-SUBSEQUENT EVENTS

         At the end of the second quarter, Culley W. Davis owed the Company $500,000 for an advance received which was recorded as "Advances to Related Parties" on the June 30, 1999 Balance Sheet.

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

         On May 12, 1999, VitriSeal granted non-statutory options to purchase 1,225,000 post-Reorganization shares of its Common Stock to certain employees, directors, and outside consultants at an exercise price of $1.75 per share. Such options, which expire on June 30, 2009, became exercisable on the date of grant. Management has accounted for these options in these second quarter statements in accordance with APB #25. VitriSeal has not adopted a stock option plan beyond these specific options.

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


Item 2.   Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION.

         The Company has not generated any revenues from operations during the last two calendar years and for the next 12 months, its plan is to actively continue research and development of VitriSeal(TM).

         The Company was founded in 1992 and owns the rights for a series of patented processes called VitriSeal(TM). The process is based on inorganic silicate chemistry that makes bright, clear, corrosion-protective coatings on metal surfaces at a fraction of the cost of other clear coatings. In addition, as a waterborne coating, VitriSeal(TM) has little to no organic vapor emissions and creates minimal waste during the normal process operation. The Company believes that existing products in the market are inferior in terms of performance, cost, and environmental impacts, giving VitriSeal(TM) a significant competitive advantage.

         The Company's long-term goal is to exploit the VitriSeal(TM) technology through licensing, joint venture agreements, and sales to strategically selected manufacturers. The Company believes there is a large, growing market for its proprietary silicate product.

         The focus of current efforts is to establish a pilot plant with an automotive, after-market wheel manufacturer. The manufacturer is one of the leading producers of bright, polished aluminum wheels, and the Company entered into a license agreement with the manufacturer. The Company has contributed $50,000 for the purchase of equipment for the pilot line, which is being built in space that the manufacturer has dedicated in a new facility. The Company is working together with the manufacturer on the line mechanics and the line is anticipated to be completed before the end of the year. The Company believes that the engineering being done in connection with the pilot operation should enable the Company to automate the application process, reduce labor costs, ensure uniformity, and result in a commercially viable facility. After successful pilot line operations, the Company plans to make the product available to other wheel companies before expanding into other aluminum products.

RESEARCH AND DEVELOPMENT.

         To enable the Company to demonstrate the viability of the coating, head-to-head laboratory testing of VitriSeal(TM)-coated wheels against acrylic-coated, chrome-plated, and bare aluminum wheels is being scheduled for the third quarter of 1999. Most of the test results are not anticipated for several weeks after the completion of the testing and the salt spray test will take up to six months to complete.

         Because of the improvements and refinements in the VitriSeal(TM) process resulting from our on-going laboratory research, the Company is preparing to file additional patent applications that would include both process and state-of-matter claims that would incorporate what has been learned during the research process.

         During the next 12 months, the Company anticipates spending approximately $800,000 to $1 million on the research and development matters outlined in this filing.

EMPLOYEES.


         The Company anticipates hiring two to four new employees during the next 12 months to assist in overseeing the development of the pilot plant and automated coating line.

LIQUIDITY.

       During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of its common stock to private investors. The Company believes it will need to raise between $500,000 to $1 million to cover its working capital needs for the next 12 months.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None; not applicable.

Item 2.  Changes in Securities.

         None; not applicable.

Item 3.  Defaults Upon Senior Securities.

         None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.  Other Information.

         During the second quarter on May 3, 1999, the Company dismissed its former principal accountants, Jones Jensen & Company, and engaged Squar, Milner & Reehl, LLP as its principal accountant. (See the Form 8-K Current Report dated May 7, 1999, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.)

Item 6.  Exhibits and Reports on Form 8-K.


                                                                       Exhibit
                                                                       Number
         (a)     Exhibits.*

                 None.

         (b)     Reports on Form 8-K.

                 Form 8-K dated May 7, 1999, concerning change in auditors.

                 Form 8-K/A-2 dated June 30, 1999 amending
                 Form 8-K filed December 15, 1998, concerning
                 Agreement and Plan of Reorganization between VitriSeal, Inc. and Dancor, Inc.


         * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VITRISEAL, INC.



Date: 8/23/99                          BY: /s/ DANIEL CORBIN
                                       --------------------------------
                                       President and Director



Date: 8/23/99                          BY: /s/ JOHN W. NAGEL
                                       --------------------------------
                                       Chief Financial Officer