Form 10QSB
period 1999-09-30
VITROSEAL INC
filed 1999-11-15
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 1999

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

              September 30, 1999: Common Stock - 20,839,190 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

               Transitional Small Business Issuer Format   Yes      No X
                                                               ---    ---

                                 VITRISEAL, INC.

                                TABLE OF CONTENTS

-----------------------------------------------------------------------------

                                                                          Page
PART I.  FINANCIAL INFORMATION                                               3
Item 1.  Financial Statements:                                               3

Balance Sheets as of September 30, 1999 and                                  4
December 31, 1998

Statements of Operations for the Three Month and Nine Month                  5
Periods ended September 30, 1999 and September 30, 1998, and from
Inception through September 30, 1999

Statements of Cash Flows for the Three Month and Nine Month                  6
Periods ended September 30, 1999 and September 30, 1998, and from
Inception through September 30, 1999

Notes to Financial Statements for the Three Month and                        7
Nine Month Periods ended September 30, 1999 and September 30, 1998, and from Inception through September 30, 1999

Item 2. Management's Discussion and Analysis of                              9
Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                  11
Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  12

-----------------------------------------------------------------------------


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

                                VITRISEAL, INC.
                  (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                   UNAUDITED

                                                                          September 30, 1999      December 31, 1998
                                                                          ------------------      -----------------
                        ASSETS
Current Assets
  Cash                                                                       $    167,182            $    28,900
  Advances to related parties                                                     500,000                      0
                                                                             ------------            -----------
    Total Current Assets                                                          667,182                 28,900
                                                                             ------------            -----------
Property and equipment, net                                                        55,306                 45,598
Patents, net of accumulated amortization of:                                      199,400                171,633
  09/30/1999   $7,839.56
  12/31/1998   $4,214.45
Deferred tax asset, net of valuation allowance                                          0                      0
Other assets                                                                        2,270                    946
                                                                             ------------            -----------
      TOTAL ASSETS                                                           $    924,158            $   247,077
                                                                             ============            ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses                  $     51,853            $    32,744

Stockholders' Equity
  Common stock, par value $.001 per share                                          20,839                 20,293
    09/30/99: 100,000,000 shares authorized, 31,361,639
      shares issued and 20,839,190 shares outstanding
    12/31/98: 100,000,000 shares authorized, 30,815,138
      shares issued and 20,292,689 shares outstanding
  Additional paid-in capital                                                    5,954,286              4,091,482
  Accumulated deficit during the development stage                             (4,974,195)            (3,897,442)
  Deferred compensation - stock options                                          (128,625)                     0
                                                                             ------------            -----------
    Total stockholders' equity                                                    872,305                214,333
                                                                             ------------            -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    924,158            $   247,077
                                                                             ============            ============


  The accompanying notes are an integral part of these financial statements

                                VITRISEAL, INC.
                  (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

    For the Three-month and Nine-month Periods Ended September 30, 1999 and September 30, 1998 and For the Period April 16, 1992 (Inception) through
                               September 30, 1999

                                   Unaudited

                                                                                                                   April 16, 1992
                                                                                                                    (Inception)
                                         Three Months       Three Months       Nine Months        Nine Months         through
                                       Ended September    Ended September    Ended September    Ended September    September 30,
                                          30, 1999           30, 1998           30, 1999           30, 1998             1999
                                       ---------------    ---------------    ---------------    ---------------    --------------
REVENUES

  Licensing fees                       $        -           $          -       $          -       $          -      $     25,000

EXPENSES

  Research and Development                225,280                158,124            622,943            376,099         2,113,321

  Operating expenses                      124,788                156,783            467,705            475,325         2,844,695

  Interest expense, net                    (3,795)                 7,857            (13,895)            23,044            41,178
                                       ----------           ------------       ------------       ------------      ------------

Loss before income tax benefit           (346,273)              (322,764)         1,076,753           (874,468)       (4,974,194)

Income tax benefit

  Current                                       -                      -                  -                  -                 -
  Deferred                                128,000                119,000            400,000            327,000         1,517,000

  Less valuation allowance               (128,000)              (119,000)          (400,000)          (327,000)       (1,517,000)
                                       ----------           ------------       ------------       ------------      ------------
Net (loss)                             $ (346,273)          $   (322,764)      $ (1,076,753)      $   (874,468)     $ (4,974,194)
                                       ----------           ------------       ------------       ------------      ------------
Basic and diluted loss per share       $      0.2           $        0.2       $        0.5       $        0.5      $       0.26
                                       ----------           ------------       ------------       ------------      ------------


  The accompanying notes are an integral part of these financial statements

                                 VITRISEAL, INC.
                  (FORMERLY AXR DEVELOPMENT CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

         FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,
          1999 AND SEPTEMBER 30, 1998 AND FOR THE PERIOD APRIL 16, 1992
                     (INCEPTION) THROUGH SEPTEMBER 30, 1999

                                    UNAUDITED


                                                                                                                      April 16, 1992
                                                                                                                      (Inception)
                                                  Three Months      Three Months      Nine Months       Nine Months      through
                                              Ended September   Ended September   Ended September   Ended September   September 30,
                                                 30, 1999          30, 1998          30, 1999          30, 1998            1999
                                              ---------------   ---------------   ---------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                   $  (346,273)      $  (322,764)     $ (1,076,753)      $ (874,468)      $ (4,974,194)

  Adjustments to reconcile net (loss)
   to net cash used by operating
   activities:

     Depreciation and amortization                   4,963             2,528            16,274            7,280             46,980
     Stock options                                  12,863                 -            25,725                -             25,725
     Changes in current assets and
      liabilities:
       Other assets                                 (1,324)                -            (1,324)               -             (2,270)
       Accounts payable and accrued
        expenses                                   (94,075)          (10,285)           19,109           12,630             51,852
                                               -----------       -----------      ------------       ----------       ------------
    NET CASH (USED) BY OPERATING ACTIVITIES       (423,846)         (330,521)       (1,016,969)        (854,558)        (4,851,907)
                                               -----------       -----------      ------------       ----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment             (3,912)          (10,206)          (22,357)         (15,717)           (94,448)
  Patent costs                                      (2,924)           (4,151)          (31,392)         (39,950)          (207,239)
                                               -----------       -----------      ------------       ----------       ------------
    NET CASH (USED) BY INVESTING ACTIVITIES         (6,836)          (14,357)          (53,749)         (55,667)          (301,687)
                                               -----------       -----------      ------------       ----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Borrowings on note payable                             -                 -                 -                -            450,000
  Advances from related parties                          -           292,042          (331,000)         836,806          2,419,709
  Proceeds from issuance of common stock                 -                 -         1,540,000                -          2,917,067
  Repurchases of common stock                            -                 -                 -                -           (538,000)
  Capital contributions                                  -             7,875                 -           23,625             72,000
                                               -----------       -----------      ------------       ----------       ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            -           299,917         1,209,000          860,431          5,320,776
                                               -----------       -----------      ------------       ----------       ------------

NET INCREASE (DECREASE) IN CASH                   (430,682)          (44,961)          138,282          (49,794)           167,182

CASH AT BEGINNING OF PERIOD                        597,864            49,013            28,900           53,846                  -
                                               -----------       -----------      ------------       ----------       ------------
CASH AT END OF PERIOD                          $   167,182       $     4,052      $    167,182       $    4,052       $    167,182
                                               -----------       -----------      ------------       ----------       ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Non-cash transactions:
    Conversion of note payable to
     common stock                              $         -       $         -      $          -       $        -       $    450,000
                                               ===========       ===========      ============       ==========       ============
    Conversion of interest payable to
     common stock                              $         -       $         -      $          -       $        -       $     72,000
                                               ===========       ===========      ============       ==========       ============
    Conversion of advances from related
     parties to common stock                   $         -       $         -      $    169,000       $  358,750       $  2,919,709
                                               ===========       ===========      ============       ==========       ============


  The accompanying notes are an integral part of these financial statements

VITRISEAL, INC.
Notes to the Financial Statements
For the Three Month and Nine Month Periods Ended September 30, 1999, September 30, 1998, and for the Period April 16, 1992 (Inception) through September 30, 1999.

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

         On December 23, 1998, VitriSeal and Dancor entered into an Agreement and Plan of Reorganization (the "Plan") structured to result in the acquisition by VitriSeal of at least 80% of the issued and outstanding shares of restricted common stock of Dancor. Such transaction is hereinafter referred to as the "Reorganization." The Reorganization is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the terms of the Plan, the former stockholders of Dancor (1) received three shares of VitriSeal for each one share of Dancor owned and (2) will ultimately acquire approximately 95% of the issued and outstanding common stock of VitriSeal, if all of Dancor's stockholders execute the Plan. As of August 19, 1999, the former stockholders of Dancor owned approximately 90% of the 20.8 million post-Reorganization shares of VitriSeal's issued and outstanding common stock. Such shares are restricted securities under Federal Securities laws, and will become available for sale (under certain conditions, and subject to statutory limitations) in approximately March 2000.

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

3.       ADVANCES TO RELATED PARTIES-SUBSEQUENT EVENTS

         Subsequent to the end of the third quarter, on October 19, 1999, Culley W. Davis, Chief Executive Officer and the Chairman of the Board of the Company, repaid a $500,000 advance received from the Company earlier in the year.

4.       COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

         During the quarter ended September 30, 1999, there were no sales of new-issue common stock. For the nine-month period ended September 30, 1999, there were sales of new-issue common stock in the amount of 462,000 (post-split) shares for which $1,540,000 was paid in.

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

         On May 12, 1999, VitriSeal granted non-statutory options to purchase 1,225,000 post-Reorganization shares of its Common Stock to certain employees, directors, and outside consultants at an exercise price of $1.75 per share. Such options, which expire on June 30, 2009, became exercisable on the date of grant. Management has accounted for these options in these third quarter statements in accordance with APB #25. VitriSeal has not adopted a stock option plan beyond these specific options.

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

PLAN OF OPERATION

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

RESEARCH AND DEVELOPMENT.

         Because of the improvements and refinements in the VitriSeal(TM) process resulting from our on-going laboratory research, the Company is preparing to file additional patent applications that would include both process and stateofmatter claims that would incorporate what has been learned during the research process.

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

         None: not applicable.

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


                                       VITRISEAL, INC.



Date: 11/12/99                         BY: /s/ DANIEL CORBIN
                                           --------------------------
                                           President and Director



Date: 11/12/99                         BY: /s/ JOHN W. NAGEL
                                           --------------------------
                                           Chief Financial Officer