Form 10QSB/A
period 1999-09-30
VITROSEAL INC
filed 1999-11-17
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                Amendment No. 1
                                       to
                                   FORM 10-QSB

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

                                   Unaudited

                                                                                                                   April 16, 1992
                                                                                                                    (Inception)
                                         Three Months       Three Months       Nine Months        Nine Months         through
                                       Ended September    Ended September    Ended September    Ended September    September 30,
                                          30, 1999           30, 1998           30, 1999           30, 1998             1999
                                       ---------------    ---------------    ---------------    ---------------    --------------
REVENUES

  Licensing fees                       $        -           $          -       $          -       $          -      $     25,000

EXPENSES

  Research and Development                225,280                158,124            622,943            376,099         2,113,321

  Operating expenses                      124,788                156,783            467,705            475,325         2,844,695

  Interest expense, net                    (3,795)                 7,857            (13,895)            23,044            41,178
                                       ----------           ------------       ------------       ------------      ------------

Loss before income tax benefit           (346,273)              (322,764)         1,076,753           (874,468)       (4,974,194)

Income tax benefit

  Current                                       -                      -                  -                  -                 -
  Deferred                                128,000                119,000            400,000            327,000         1,517,000

  Less valuation allowance               (128,000)              (119,000)          (400,000)          (327,000)       (1,517,000)
                                       ----------           ------------       ------------       ------------      ------------
Net (loss)                             $ (346,273)          $   (322,764)      $ (1,076,753)      $   (874,468)     $ (4,974,194)
                                       ----------           ------------       ------------       ------------      ------------
Basic and diluted loss per share       $     0.02           $       0.02       $       0.05       $       0.05      $       0.26
                                       ----------           ------------       ------------       ------------      ------------


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