Form 10KSB
period 1999-12-31
VITROSEAL INC
filed 2000-02-25
CIK 773603

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For transition period from ___________ to ____________

                         Commission File Number 02-99110

                                 VITRISEAL, INC.
                 (Name of Small Business issuer in its charter)

            NEVADA                                    91-1499978
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

12226 SOUTH 1000 EAST, SUITE 10
         DRAPER, UTAH                                   84020
(Address of Principal Executive Office)               (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (801) 553-8785

                            -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
         title of each class                        on which registered:
         -------------------                        --------------------
                None                                        None

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK -- $.001 PAR VALUE
                                (Title of class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

         The registrant had no revenues for the fiscal year ended December 31, 1999.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 1999 was approximately $88,000,000 based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau Incorporated.

         The number of shares of the Common Stock of the registrant outstanding as of December 31, 1999 was 20,839,191.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Our Proxy Statement filed February 25th, 2000, is incorporated by reference into Part III hereof.

         Transitional Small Business Disclosure Format (check one):

         Yes _____                 No  __X__

                                     PART I

         All statements, other than statements of historical fact, included in this Form 10-KSB, including the statements under "Management's Discussion and Analysis," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive technology advancements and other pressures from competitors, economic conditions generally and in our research and development efforts, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in our filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements.


ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

         Our operations currently focus on the VitriSeal process, a patented process based on inorganic silicate chemistry that makes bright, clear, corrosion-protective coatings on metal surfaces at a lower cost than other clear coatings. VitriSeal, a waterborne coating, has little to no organic vapor emissions and creates minimal waste during the normal process operation. We believe that existing products in the market are inferior in terms of performance, cost, and environmental impacts, giving VitriSeal a significant competitive advantage.

         Our long-term goal is to exploit the VitriSeal technology through licensing, joint venture agreements, and sales to strategically selected manufacturers. We believe there is a large, growing market for our proprietary silicate product.

         The focus of current efforts for the VitriSeal process is to establish a pilot production facility wherein automotive wheels and other aluminum products would be coated. Toward this end, we have entered into an agreement with an automotive after-market wheel manufacturer which is a leading producer of bright, polished aluminum wheels. The agreement calls for cooperative development of the application of the VitriSeal process to coating wheels and for licensing the technology to the manufacturer once it is proven. We are working with the manufacturer and an independent engineering consulting firm on the mechanics of the production line. We believe that this engineering work will lead to a commercially viable application process featuring uniform quality of the product and competitive economics. After proving the pilot line operations, we plan to make the process available to other wheel manufacturers and to explore the viability of coating other aluminum products.

         Because of the improvements and refinements in the VitriSeal process resulting from our on-going laboratory research, we are preparing to file additional patent applications that would include both process and state-of-matter claims that would incorporate what has been learned during the research process.

REORGANIZATION

         On March 18, 1999, we acquired Dancor, Inc., a development stage company incorporated in Delaware on April 16, 1992, in a "reverse acquisition" accomplished through a tax-free, stock-for-stock reorganization. At the time of the acquisition we were a dormant entity with no assets, and had no significant operations during 1997 or 1998, and no revenues since 1989.

         The reverse acquisition was the result of an Agreement and Plan of Reorganization (the "Plan") structured to result in the acquisition by VitriSeal of all of the issued and outstanding shares of restricted common stock of Dancor. Under the terms of the Plan, the former stockholders of Dancor received three shares of VitriSeal common stock for each one share of Dancor common stock owned and will ultimately acquire approximately 95% of the issued and outstanding common stock of VitriSeal.

         Management accounted for the reorganization as a capital stock transaction (as opposed to a "business combination," as that term is defined by GAAP). Accordingly, the reorganization is reported in the financial statements as a recapitalization, with Dancor considered the acquirer for accounting purposes (a "reverse acquisition"). Through its former stockholders, Dancor is deemed the acquirer for accounting purposes because of (a) its majority ownership of VitriSeal, (b) its representation on VitriSeal's board of directors, and (c) executive management positions held by former officers of Dancor.

         There are certain restrictions on the sale or other transfer of our common stock issued under the Plan. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended ("the Act"), in reliance upon an exemption from its requirements. Each exchanging shareholder agreed to (1) acquire such stock for his/her own account and (2) hold the stock for investment purposes only. In addition, the stock certificates are required to contain a legend (a) documenting these restrictions and (b) requiring a legal opinion that any proposed sale is exempt from registration under the Act. The majority of the Rule 144 stock will be capable of being sold in the public market after March 18, 2000.

         VitriSeal's common stock trades on the Nasdaq OTC Bulletin Board under the symbol "VTSL".

COATING INDUSTRY

         Coatings are used in virtually every manufacturing industry to protect, preserve, and enhance a wide variety of products. Commonly coated products are found in the transportation, container, metals, wood and non-wood furniture, equipment, appliance, paper, and machinery industries. Because the coatings industry is so vast, it is generally a profitable and financially stable industry.

         The U.S. original equipment manufacturer ("OEM") coatings market consists of thousands of manufacturers in the United States who buy and use hundreds of different types of coatings. Some product sectors, such as military coatings or powder coatings, contain few coatings suppliers who heavily dominate a market niche. Other product sectors, such as appliance, wood, and metal coatings, have many suppliers, most of which have small shares of the market. Du Pont, PPG Industries, Morton International, Valspar, Akzo Nobel, and BASF are all companies that can be considered giants of the U.S. OEM coatings market. The coating manufacturers compete aggressively on quality, technological excellence, price, and changing industry trends. Recent major market trends in the industry include the search for environmentally friendly coatings, for less expensive organic chemical raw materials and for more durable coatings.

COATING MARKET OPPORTUNITIES

         Market opportunities in the coatings industry are vast and encompass a wide variety of areas. Recently passed environmental regulations, escalating costs of organic chemical raw materials, heightened expectations for performance, and increased demand for all types of coatings have forced the industry to search for new technologies to answer the toughest question it faces - whether or not the industry can find a coating that simultaneously provides high performance, low cost, and environmental friendliness. These external conditions acting on the industry are causing an internal industry revolution that is creating tremendous market opportunities.

COATING MARKET ANALYSIS

         The major market segments which make up the coatings industry are very broad and encompass many manufacturing processes that make only limited use of clear coats. Clear coatings, however, are generally the final appearance coating and command the highest price in the coatings market. Because each coating has unique uses, generalizations about market segments can not be used as solid quantitative bases for understanding the market potential for clear coats within the segments, and do not suggest a simple direction for introduction of a breakthrough clear coat technology.

COATING RESEARCH AND DEVELOPMENT

         In January 1997, we retained the services of Hamlin M. Jennings, Ph.D., a professor at Northwestern University, as an independent contractor on a month-to-month basis as a technical specialist to perform development work to enable VitriSeal to be sufficiently elastomeric or flexible for commercialization, and research the properties of VitriSeal and prior art to develop a scientific explanation of the VitriSeal process. We believe Dr. Jennings' research will provide us with additional research findings enabling us to more effectively market the VitriSeal technology.

INSURANCE

         We have obtained a general liability insurance policy and believe that the insurance in place will be adequate for our anticipated immediate and near future needs.

EMPLOYEES

         At present, we have a full-time staff of one full-time employee and one part-time employee. None of the employees is represented by a labor union and we consider our relations with our employees to be excellent. We anticipate hiring additional employees in conjunction with the planned acquisitions.

ITEM 2.  DESCRIPTION OF PROPERTY

         We entered into a one year lease in March 1999 for a business office located at 1101 Dove Street, Suite 235, Newport Beach, California, containing approximately 720 square feet with a monthly rental of $1,188. We believe we have a good relationship with the Landlord and can remain in the facility for the term of the lease.

         We currently have a lease expiring in March 2000 for a research facility located at 1801 Maple Avenue, Evanston, Illinois, containing approximately 700 square feet with a monthly rental of $1,700. The research facility was opened to provide Dr. Jennings with necessary research space close to his home and full time work. We are negotiating for replacement laboratory space at this time and anticipate relocating the laboratory in the next few months.

ITEM 3.  LEGAL PROCEEDINGS

         We are unaware of any actual, threatened, or planned legal actions against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the stockholders for vote during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The following table sets forth, for the period from February 1999 through February 16, 2000, the high and low bid quotations each quarter for the Common Stock during the most recent fiscal year as reported on the OTC Bulletin Board. Our stock was not actively traded during the two years before March 1999. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

                     COMMON STOCK PRICE ACTUAL AND ADJUSTED

                            High      Low
                            ----      ---
            2000
            ----
         1st Quarter       6.0000   1.8750

            1999
            ----
         1st Quarter       3.7500   1.8750
         2nd Quarter       2.8750   1.7500
         3rd Quarter       1.9375   0.8750
         4th Quarter       2.3750   0.7500

         We have not paid any cash dividends on our Common Stock since our incorporation and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business. As of February 16, 2000, we had approximately 502 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

         Subsequent to the year end, we undertook a private offering, the "January 2000 Common Stock Offering," of up to 2,500,000 restricted shares of our common stock at the price of $3.00 per share. The offering was made pursuant to a claimed exemption under Rule 506 of Regulation D of the Securities Act of 1933 based upon our offering of the securities to only "accredited investors," all of whom were provided a Private Placement Memorandum which included financial information. No general solicitation of investors was undertaken and all investors were required to verify investment intent. The January 2000 Common Stock Offering was fully subscribed on February 2, 2000.

         Additionally , subsequent to the year end, we undertook a private offering, the "February 2000 Common Stock Offering," of up to 2,500,000 restricted shares of our common stock at the price of $4.00 per share. The offering was made pursuant to a claimed exemption under Rule 506 of Regulation D of the Securities Act of 1933 based upon our offering of the securities to only "accredited investors," all of whom were provided a Private Placement Memorandum which included financial information. No general solicitation of investors was undertaken and all investors were required to verify investment intent. The February 2000 Common Stock Offering has not yet been completed.

         Both of the offerings in 2000 were undertaken in anticipation of the acquisitions we expect to be completing within the next several months.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

PLAN OF OPERATION

         In addition to continuing our research and development efforts related to the VitriSeal process as discussed above in the "BUSINESS" section, we intend to expand and diversity operations through acquisitions.

ACQUISITIONS OF THERMOFLOW AND LIQUITEK

GENERAL

         On December 30, 1999, we entered into a letter of intent ("LOI") for the acquisition of two companies: Thermoflow Corporation, a Nevada corporation with offices in Las Vegas, Nevada ("Thermoflow"), and Liquitek Corporation, a Nevada corporation with offices in Knoxville, Tennessee ("Liquitek"). We intend to acquire all of the shares of stock of both Thermoflow and Liquitek. We plan to issue 10,060,000 shares of VitriSeal for all of the shares of Thermoflow and 6,000,000 shares for all of the shares of Liquitek so that both companies will be wholly-owned subsidiaries of VitriSeal.

         Thermoflow owns and operates a proprietary antifreeze recycling facility in Las Vegas, Nevada with a three million gallon per year capacity. Thermoflow receives waste antifreeze and produces fully reformulated antifreeze indistinguishable from antifreeze made from virgin materials. The process is able to recover 100% of the waste materials for reuse. Thermoflow was recently awarded a U.S. General Services Administration contract to receive waste antifreeze and provide recycled, reformulated antifreeze to all U.S. federal government agencies. The Thermoflow technology is capable of economically treating/recycling many other contaminated liquids, including wastewater. Thermoflow has licensed the technology to Liquitek under an exclusive license agreement.

         Liquitek refined the Thermoflow technology and has licensed and leased an oily wastewater treatment system the largest recycler in Hawaii. Liquitek, in conjunction with Thermoflow, developed a proprietary system for recycling car wash wastewater and installed its first system in Hiroshima, Japan. Liquitek has also secured a 20,000 square foot facility in Oak Ridge, Tennessee, under an 18-year lease agreement. The Tennessee facility will be used to build a three to six million gallon antifreeze recycling operation, similar to Thermoflow's Las Vegas operation, by year-end 2000. Liquitek's business plan includes designing and manufacturing advanced wastewater treatment systems, as well as systems for profitably recycling other contaminated liquids, such as antifreeze, for domestic and international customers.

         Pursuant to the terms of the letter of intent, in January 2000 we advanced Thermoflow $300,000 and Liquitek $200,000. We are obligated to raise an additional $1,300,000 of working capital for Thermoflow and $450,000 for Liquitek as a condition to completing the acquisitions. The proceeds of the January 2000 Common Stock Offering will enable us to complete the funding obligations required by the letter of intent and complete the acquisitions.

         Through the acquisition of Thermoflow and Liquitek, we intend to own and operate regional facilities for recycling antifreeze and treating oily wastewater, to license and lease systems to domestic oily wastewater treatment providers, and to design and build both types of facilities for international markets. Our primary focus for Thermoflow and Liquitek will be to develop and commercialize high-performance liquid recycling technologies.

THERMOFLOW/LIQUITEK PRODUCT

         Thermoflow and Liquitek, through its license agreement with Thermoflow, own the rights for a proprietary process for recycling contaminated liquids and wastewater. Key benefits of the Thermoflow/Liquitek process include:

               -    low life cycle treatment cost,

               -    low recycling cost,

               - excellent chemistry quality of treated liquids (i.e., the level of contaminant reductions achievable),

               -    excellent operational scalability, and

               - flexibility of the process to be modified to accept a wide range of liquids.

         We anticipate that the Thermoflow/Liquitek process will yield patents for water purification technology.

CLOSING THE ACQUISITIONS

The Thermoflow and Liquitek shareholders have the option to participate in a registration statement to be filed under the Securities Act of 1933 within four months of the closing of the acquisitions on Form S-3 (the "Registration Statement"). Any of the shares that are included in the Registration Statement shall be subject to lock-up agreements between the participating shareholders and VitriSeal providing that the participating shareholders will be permitted to sell no more than 25% of their shares received in the exchange ("Exchange Shares") in the six months following the effective date (the "Effective Date") of the Registration Statement, no more than 25% of their Exchanged Shares during the period beginning six months after the Effective Date until 12 months after the Effective Date, and no more than 25% of their Exchanged Shares during the period beginning 18 months after the Effective Date until 24 months after the Effective Date. No further restrictions shall apply to the Exchanged Shares held by participating shareholders participating in the Registration Statement 24 months after the Effective Date. However, the shares held by Louis Sferrrazza, the Chief Executive Officer of both Thermoflow and Liquitek ("Sferrazza") will be subject to additional restrictions as a condition of his employment. In connection with the anticipated employment of Sferrazza by VitriSeal, one-third of his shares will be released from an escrow on each anniversary of closing the acquisitions, conditioned upon his continued employment with VitriSeal on each applicable anniversary. However, if Sferrazza's employment with VitriSeal is terminated by VitriSeal for any reason other than cause, as defined in an employment agreement to be negotiated between VitriSeal and Sferrazza, all of his shares shall be immediately released from the escrow.

         Another condition to closing the acquisitions required VitriSeal to advance $300,000 to Thermoflow and $200,000 to Liquitek in the form of unsecured loans payable by Thermoflow and Liquitek, respectively, with interest at the rate of 10% per annum with principal and interest due December 31, 2001. These advances were made in January 2000. The proceeds from these advances have been used to pay monies owed to Thermoflow shareholders, to settle accounts payable, and for working capital.

                  As an additional condition to the acquisitions, VitriSeal must advance the lesser of $1,300,000 or the amount necessary to pay the remaining debts of Thermoflow that exist as of the closing to Thermoflow on or before March 1, 2000 in consideration for a promissory note payable by Thermoflow, with interest at the rate of 10% per annum and with principal and interest due March 1, 2002. VitriSeal must also advance $200,000 to Liquitek on or before March 1, 2000 and $250,000 on or before June 1, 2000 in consideration for promissory notes payable by

Liquitek, with interest at the rate of 10% per annum and with principal and interest due March 1, 2002 and June 1, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We anticipate that proceeds received from the January and February 2000 Common Stock Offerings discussed in Item 5 will provide sufficient working capital for us to continue with VitriSeal research and development, complete the acquisitions of Thermoflow and Liquitek, and continue operations through 2000.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         In conjunction with the merger and reorganization of Dancor, Inc., we changed auditors in April 1999. Our former accountants Jones, Jensen & Co. were dismissed effective May 3, 1999, and Squar, Milner, Reehl & Williamson, LLP, was appointed as our principal accountants. There were no disagreements with the former accountant, and there are no disagreements with the current Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         During the two most recent fiscal years, there have been no disagreements with the former or current accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event. On May 3, 1999, we filed an 8-K, which is incorporated herein by reference concerning the change of accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         Incorporated by reference from our Proxy Statement filed February 25, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference from our Proxy Statement filed February 25, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from our Proxy Statement filed February 25, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from our Proxy Statement filed February 25, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report on Form
10-KSB:

         1. Financial Statements for the years ended December 31, 1999 and 1998:

            Independent Auditors' Report
            Balance Sheets
            Statements of Operations
            Statements of Stockholders' Equity

            Statements of Cash Flows
            Notes to Financial Statements

         2. Exhibits

         The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

         27.1   Financial Data Schedule.

(b)      Reports on Form 8-K.

         Form 8-K Filed May 3, 1999, as amended, regarding change of accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 24th day of February 2000.

         By:/s/Culley W. Davis
            --------------------------------------------
         Culley W. Davis, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE                             DATE

/s/Culley W. Davis                   Chief Executive Officer,              February 24, 2000
-------------------------------      Chairman of the Board, Director
Culley W. Davis



/s/Daniel L. Corbin                  President, Director                   February 24, 2000
-------------------------------
Daniel L. Corbin




/s/Dennis A. Repp                    Director                              February 24, 2000
-------------------------------
Dennis A. Repp




/s/John W. Nagel                     Director                              February 24, 2000
-------------------------------
John W. Nagel




/s/Bruce H. Haglund                  Secretary, Director                   February 24, 2000
-------------------------------
Bruce H. Haglund

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report..............................................1

Balance Sheets ...........................................................2

Statements of Operations .................................................3

Statements of Stockholders' Equity........................................4

Statements of Cash Flows .................................................6

Notes to Financial Statements.............................................8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
VitriSeal, Inc.

We have audited the accompanying balance sheets of VitriSeal, Inc., a development stage company ("the Company"), as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998, and for the period April 16, 1992 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VitriSeal, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period April 16, 1992 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a loss of approximately $5.4 million for the period April 16, 1992 (inception) through December 31, 1999. As discussed in Note 8 to the financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's sole product to the point at which it may become commercially viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SQUAR, MILNER, REEHL & WILLIAMSON, LLP


February 11, 2000
Newport Beach, California

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------------------

                                                                       1999          1998
                                                                ---------------------------
                                     ASSETS

CURRENT ASSETS
     Cash                                                       $     366,566  $     28,900
     Prepaid expenses                                                  26,023             -
                                                                ---------------------------
                                                                      392,589        28,900

Furniture, fixtures and equipment, net                                 64,249        45,598

Patents, net of accumulated amortization of $9,164
     and $4,214 at December 31, 1999 and 1998,
     respectively                                                     151,392       171,633
Deferred tax asset, net of valuation allowance                              -             -
Other assets                                                              946           946
                                                                ---------------------------
                                                                $     609,176  $    247,077
                                                                ===========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                      $      55,207  $     32,744

Commitments and contingencies

STOCKHOLDERS' EQUITY

     Common stock, par value $0.001 per share, 100,000,000
         shares authorized; 31,361,639 shares issued and
         20,839,191 shares outstanding at December 31,
         1999; 9,932,864 shares issued and 6,425,381
         shares outstanding at December 31, 1998                       20,839         6,425
     Additional paid-in capital                                     5,799,936     4,000,284
     Stock options outstanding                                        225,000             -
     Accumulated deficit during the development stage              (5,491,806)   (3,792,376)
                                                                ---------------------------
                                                                      553,969       214,333
                                                                ---------------------------

                                                                $     609,176  $    247,077
                                                                ===========================

-------------------------------------------------------------------------------------------
Page 2           The accompanying notes are an integral part of these financial statements.

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
       FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH DECEMBER 31, 1999

---------------------------------------------------------------------------------------------------

                                                                                   APRIL 16, 1992
                                                                                    (INCEPTION)
                                                                                       THROUGH
                                                                                    DECEMBER 31,
                                                   1999              1998               1999
                                             --------------     --------------     --------------

REVENUES
     Licensing fees                          $            -     $            -     $       25,000

EXPENSES
     Research and development                       650,194            530,731          2,143,479
     Operating expenses                             963,313            648,365          3,232,330

     Interest (income) expense, net                 (19,143)            29,402             35,931
                                             --------------     --------------     --------------
                                                  1,594,364          1,208,498          5,411,740


LOSS BEFORE INCOME TAX BENEFIT                   (1,594,364)        (1,208,498)        (5,386,740)

INCOME TAX BENEFIT
     Current                                              -                  -                  -
     Deferred                                       515,000            460,000          1,800,000
                                             --------------     --------------     --------------
                                                    515,000            460,000          1,800,000
     Less valuation allowance                      (515,000)          (460,000)        (1,800,000)
                                             --------------     --------------     --------------
                                                          -                  -                  -
                                             --------------     --------------     --------------

NET LOSS                                     $   (1,594,364)    $   (1,208,498)    $   (5,386,740)
                                             ==============     ==============     ==============

Basic and diluted loss per share             $        (0.08)    $        (0.07)    $        (0.27)
                                             ==============     ==============     ==============


---------------------------------------------------------------------------------------------------
Page 3                   The accompanying notes are an integral part of these financial statements.

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
       FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH DECEMBER 31, 1999

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                                                                                Deficit
                                                                    Common Stock       Additional     Stock      During
                                                               ---------------------    Paid-in      Options  Development
                                                                 Shares      Amount     Capital    Outstanding   Stage     Total
                                                               ----------   --------   ---------   -----------  -------  --------

BALANCE - APRIL 16, 1992 (INCEPTION)                                    -   $      -   $       -    $      -    $    -   $      -

Common stock issued to related parties at par value             5,833,985      5,834      (5,834)          -         -          -
Common stock issued at $0.63 per share to settle advances
     from related parties                                       1,480,035      1,480     930,942           -         -    932,422
Common stock issued at $0.63 per share for cash                   800,000        800     503,200           -         -    504,000
Common stock issued at $1.00 per share for cash                   100,000        100      99,900           -         -    100,000
Repurchase and retirement of common stock at $0.09 per
     share                                                     (3,111,458)    (3,111)   (279,889)          -         -   (283,000)
Repurchase and retirement of common stock from related
     parties at $0.58 per share                                  (386,025)      (386)   (224,614)          -         -   (225,000)

Common stock issued to related parties at par value             1,132,963      1,133      (1,133)          -         -          -
Common stock issued at $2.00 per share for cash                     3,500          3       6,997           -         -      7,000
Common stock issued at $3.00 per share for cash                   157,000        157     470,843           -         -    471,000
Repurchase and retirement of common stock at $3.00 per
     share                                                        (10,000)       (10)    (29,990)          -         -    (30,000)
Common stock issued at $8.33 per share to settle advances
     from related parties                                          42,150         42     351,208           -         -    351,250
Common stock issued at $10.00 per share for cash                    1,000          1       9,999           -         -     10,000

                                                                      (continued)

---------------------------------------------------------------------------------------------------------------------------------
Page 4                                                 The accompanying notes are an integral part of these financial statements.


                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
       FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH DECEMBER 31, 1999

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                          Deficit
                                                           Common Stock        Additional    Stock        During
                                                       ---------------------     Paid-in     Options    Development
                                                         Shares      Amount      Capital   Outstanding     Stage        Total
                                                       ----------  ---------   ----------  ----------- ------------  -----------

Net loss for the period April 16, 1992 (inception)
     through December 31, 1997                                  -          -            -           -    (2,583,878)  (2,583,878)
                                                       ----------  ---------   ----------  ----------  ------------  -----------
BALANCE - DECEMBER 31, 1997                             6,043,150      6,043    1,831,629           -    (2,583,878)    (746,206)
Common stock issued at $10.00 per share for cash           18,000         18      179,982           -             -      180,000
Common stock issued at $6.85 per share to settle
     advances from related parties                        214,231        214    1,466,823           -             -    1,467,037
Common stock issued on conversion of note payable
     (note 10)                                            150,000        150      521,850           -             -      522,000
Net loss                                                        -          -            -           -    (1,208,498)  (1,208,498)
                                                       ----------  ---------  -----------  ----------  ------------  -----------
BALANCE - DECEMBER 31, 1998                             6,425,381      6,425    4,000,284           -    (3,792,376)     214,333
Common stock issued at $6.00 per share to settle
     advances from related parties                         28,167         28      168,972           -             -      169,000
Common stock issued at $10.00 per share for cash          154,000        154    1,539,846           -             -    1,540,000
Effect of merger with AXR Development Corporation,
     Inc.                                              14,231,643     14,232       90,834           -      (105,066)           -
Stock options outstanding                                       -          -            -     225,000             -      225,000
Net loss                                                        -          -            -           -    (1,594,364)  (1,594,364)
                                                       ----------  ---------  -----------  ----------  ------------  -----------
BALANCE - DECEMBER 31, 1999                            20,839,191  $  20,839  $ 5,799,936  $  225,000  $ (5,491,806) $   553,969
                                                       ==========  =========  ===========  ==========  ============  ===========


---------------------------------------------------------------------------------------------------------------------------------
Page 5                                                 The accompanying notes are an integral part of these financial statements.


                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
       FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------

                                                                                              APRIL 16, 1992
                                                                                               (INCEPTION)
                                                                                               DECEMBER 31,
                                                         1999                 1998                 1999
                                                   --------------        -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $   (1,594,364)       $  (1,208,498)       $  (5,386,740)
Adjustments to reconcile net loss to net
     cash used in operating activities
         Depreciation and amortization                     15,483               10,644               46,190
         Abandonment of patents pending                    50,627                    -               50,627
         Stock options outstanding                        225,000                    -              225,000
         Expenses paid by related party                   169,000                    -              169,000
         Changes in current assets and
              liabilities
                  Prepaid expenses                        (26,023)                   -              (26,969)
                  Accounts payable and
                      accrued expenses                     22,463               32,744               55,207
                                                   --------------        -------------        -------------
NET CASH USED IN OPERATING ACTIVITIES                  (1,137,814)          (1,165,110)          (4,867,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment                                  (29,184)             (18,265)            (101,275)
Patent costs                                              (35,336)             (43,933)            (211,183)
                                                   --------------        -------------        -------------
NET CASH USED IN INVESTING ACTIVITIES                     (64,520)             (62,198)            (312,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on note payable                                      -                    -              450,000
Advances from related party                                     -            1,022,362            2,750,709
Proceeds from issuance of common stock                  1,540,000              180,000            2,812,000
Repurchases of common stock                                     -                    -             (538,000)
Other capital contribution                                      -                    -               72,000
                                                   --------------        -------------        --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               1,540,000            1,202,362            5,546,709
                                                   --------------        -------------        --------------


                                   (continued)


------------------------------------------------------------------------------------------------------------
Page 6                            The accompanying notes are an integral part of these financial statements.

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
       FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH DECEMBER 31, 1999

-----------------------------------------------------------------------------------------------------
                                                                                       APRIL 16, 1992
                                                                                         (INCEPTION)
                                                                                           THROUGH
                                                                                        DECEMBER 31,
                                                         1999             1998              1999
                                                     -----------      ------------      ------------
NET INCREASE (DECREASE) IN CASH                          337,666           (24,946)          366,566
CASH - beginning of period                                28,900            53,846                 -
                                                     -----------      ------------      ------------
CASH - end of period                                 $   366,566      $     28,900      $    366,566
                                                     ===========      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
     FINANCING ACTIVITIES
Conversion of note payable to common stock           $         -      $    450,000      $    450,000
                                                     ===========      ============      ============
Conversion of interest payable to common stock       $         -      $     72,000      $     72,000
                                                     ===========      ============      ============
Conversion of advances from related party
     to common stock                                 $   169,000      $  1,467,037      $  2,919,709
                                                     ===========      ============      ============

Merger with AXR Development Corporation, Inc.        $   105,066      $          -      $          -
                                                     ===========      ============      ============



-----------------------------------------------------------------------------------------------------
Page 7                     The accompanying notes are an integral part of these financial statements.

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND REORGANIZATION

NATURE OF BUSINESS

VitriSeal, Inc. (the "Company") was incorporated in Delaware on April 16, 1992 (inception). On April 24, 1992 (the effective date), the Company executed a reorganization agreement whereby 3,043,350 shares of its common stock were issued on the effective date in exchange for 100% of the outstanding common stock of The Dancor Corporation, a Washington corporation, in a substantially all-stock transaction. The Company did not record the only significant asset acquired in this purchase (a patent pending, with an undeveloped technology) at its estimated fair value on the effective date. However, this amount is not material to the accompanying financial statements. The Dancor Corporation was dissolved in November 1994.

The Company owns the right to a process called "VitriSeal," which is based on inorganic silicate chemistry that produces a waterborne corrosion-protective coating for metal surfaces. The Company is in the research and development stage with respect to its application to particular industries. The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not commenced its planned principal operations to generate revenues.

The Company's common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "VTSL."

REORGANIZATION

On December 23, 1998, AXR Development Corporation, Inc, a Nevada corporation ("AXR"), and the Company entered into an Agreement and Plan of Reorganization (the "Plan") structured to result in AXR's acquisition of at least 80% of the outstanding shares of the Company's restricted common stock (the "Reorganization"). The Reorganization was intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the Plan's terms, the Company's former stockholders (1) received three shares of AXR common stock for each one share of the Company and (2) will ultimately acquire approximately 95% of the outstanding common stock of AXR, if all of the Company's stockholders execute the Plan.

On March 18, 1999, the Company completed the Reorganization by entering into a reverse merger through a tax-free reorganization with AXR, a publicly traded "shell" company, whereby approximately 85% of the Company's outstanding common stock was initially acquired by AXR.

Management has accounted for the Reorganization as a capital stock transaction (as opposed to a "business combination," as that term is otherwise defined by GAAP). Accordingly, the Reorganization has been reported as a recapitalization of the Company,

-------------------------------------------------------------------------------
Page 8

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND REORGANIZATION (continued)

REORGANIZATION (continued)

which is considered the acquirer for accounting purposes (a reverse acquisition). Through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of AXR, (b) its representation on AXR's board of directors, and (c) executive management positions held by former officers of Dancor, Inc., the predecessor entity.

There are certain restrictions on the sale or other transfer of the Company's common stock issued under the Plan. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon an exemption from its registration requirements. Each exchanging stockholder agreed to (1) acquire such stock for his/her own account, and (2) hold the stock for investment purposes only. In addition, the stock certificates are required to contain a legend documenting these restrictions, and a legal opinion that any proposed sale is exempt from registration under the Act.

AXR was incorporated in 1985 and was a dormant entity on March 18, 1999. AXR had no assets or liabilities as of March 18, 1999, and had not recognized any revenues since 1989. AXR changed its name to VitriSeal, Inc. in February, 1999.

As of January 31, 2000, the former stockholders of the Company owned approximately 94% of the 20.8 million post-Reorganization shares of AXR's outstanding common stock. Such shares are restricted securities under Federal law, and will begin to become available for sale (under certain conditions, and subject to statutory limitations) after March 18, 2000.

If the Reorganization had occurred on January 1, 1999, the pro forma effect on basic and diluted loss per share for 1999 would not have been significant. Since the Reorganization is not considered a business combination, additional pro forma financial information otherwise required by the rules and regulations of the Securities and Exchange Commission has not been presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's financial statements. Such financial statements and these notes are the representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements.


-------------------------------------------------------------------------------
Page 9

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense when incurred. Such costs include scientific research and laboratory testing intended to advance the VitriSeal process to the point of commercial production.

PATENTS

The Company capitalizes the cost of domestic and foreign patents and patents pending, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life. Amortization expense for the years ended December 31, 1999 and 1998 approximated $5,000 and $2,000, respectively. The unamortized cost of patent applications is written off when management determines there is no future benefit. In 1999, the Company wrote-off patent pending costs totaling $50,627. No such write-offs were recorded in 1998.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are stated at cost less accumulated depreciation or amortization. Leasehold improvements are amortized over the shorter of the remaining lease term or their estimated economic life. Furniture and other equipment are depreciated using the straight-line method over their estimated useful lives, ranging from five to seven years.

Repairs, maintenance, and similar costs that do not significantly improve or extend the useful lives of the assets are expensed as incurred. When an asset is sold or retired, the cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in current operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the period April 16, 1992 (inception) through December 31, 1999.

INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (see Note 6).


-------------------------------------------------------------------------------
Page 10

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, and the reported amounts of certain expenses. Actual results could vary from the estimates used to prepare the accompanying financial statements.

STOCK-BASED COMPENSATION

The Company has implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 11), and measures compensation expense for its stock-based compensation awards to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." As described in Note 11, the Company accounts for stock options issued to outside consultants using SFAS No. 123.

LOSS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the stock options described in Note 11 are antidilutive. Therefore, if such options had been granted prior to January 1, 1999, they would not have impacted the disclosures in the table that follows below.

The weighted average number of common shares outstanding for the indicated periods is as follows:

Year ended December 31, 1999                                    20,627,000
Year ended December 31, 1998                                    18,249,000
Period April 16, 1992 (inception) through
    December 31, 1999                                           19,750,000

The weighted average number of common shares outstanding for the year ended December 31, 1999 includes approximately 99,000 shares of Dancor, Inc. stock owned by persons who have not yet executed an agreement to convert their shares to the Company's stock. The outstanding shares reported in the accompanying December 31,


-------------------------------------------------------------------------------
Page 11

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOSS PER SHARE (continued)

1999 balance sheet also include these shares, which represent less than 1% of the shares outstanding.

OWNERSHIP OF NON-CONVERTING STOCKHOLDERS

At December 31, 1999, the ownership attributable to the non-converting Dancor, Inc. stockholders who have not yet executed an agreement to convert their shares to the Company's stock is considered immaterial by management of the Company. As such, this amount has not been separately reported in the accompanying December 31, 1999 balance sheet.

ELEMENTS OF OTHER COMPREHENSIVE INCOME

For the period April 16, 1992 (inception) through December 31, 1999, the Company did not have any elements of other comprehensive income as defined by SFAS No. 130, "Reporting Comprehensive Income." Therefore, statements of comprehensive income have not been presented.

COVENANTS NOT TO COMPETE

As set forth in Note 7, the Company is the beneficiary of certain covenants not to compete. For reasons discussed in Note 8, management has determined that it is appropriate to allocate only a nominal value (which is not significant to the accompanying financial statements) to such intangible assets.

3. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

The names and relationships of related parties referred to in these notes are set forth below (Company stock ownership percentages, which are as of December 31, 1999, include beneficial ownership):

- Culley W. Davis: Chairman of the Board of Directors; 12% stockholder, including ownership through Pinnacle Enterprises, Inc. ("PEI") and Family Legacy Ltd., which are controlled by Culley W. Davis or a member of his immediate family.

- Bruce H. Haglund, Esq.: an officer and director of the Company; the brother-in-law of the Company's Chief Financial Officer; and a 1% stockholder of the Company. Bruce Haglund is a partner in the law firm of Gibson, Haglund & Paulsen ("GHP"), the Company's legal counsel. For the period from inception to December 31, 1999, the Company paid or incurred legal fees to GHP of approximately $217,000,


-------------------------------------------------------------------------------
Page 12

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

3. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS (continued)

     including $119,000 and $33,500 for the years ended December 31, 1999 and 1998, respectively. The Salt Lake City, Utah office of GHP rents office space from PEI.

- Daniel L. Corbin: President; director; 7% stockholder; and brother-in-law of Culley W. Davis.

-    Dennis A. Repp: Director and 2% stockholder.

-    John Nagel: Chief Financial Officer

On May 12, 1999, the Company granted stock options to several individuals, including all of the persons listed above (see Note 11).

Because the Company, PEI and other entities have commonality of ownership and are under common management control, reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous (see Note 9).

Other related party transactions are discussed elsewhere in these notes to the financial statements.


4. CONCENTRATION OF CREDIT RISK

Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances. On any given date, the Company's bank balance may exceed the FDIC-insured amount. At December 31, 1999, the Company's bank balance reported by its principal financial institution exceeded the insured amount by approximately $315,000.


5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consist of the following at December 31:

                                                  1999               1998
                                            --------------     --------------
Computer and software                       $        3,738     $        3,738
Furniture and fixtures                              18,163             18,163
Testing equipment                                   76,897             47,713
Lease improvements                                   2,477              2,477
                                            --------------     --------------
                                                   101,275             72,091
Accumulated depreciation and amortization          (37,026)           (26,493)
                                            --------------     --------------
                                            $       64,249     $       45,598
                                            ==============     ==============


-------------------------------------------------------------------------------
Page 13

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

6. INCOME TAXES

The Company files its income tax returns using the cash basis of accounting. For the period April 16, 1992 (inception) through December 31, 1999, the Company is considered a start-up entity for federal and state income tax purposes. As a result, research/development and start-up expenses are capitalized for tax purposes while such costs are expensed as incurred for financial reporting purposes. This is the only significant temporary difference at December 31, 1999 and 1998, and for the period April 16, 1992 (inception) through December 31, 1999.

The reported income tax benefit (expense) differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of the state income tax effect at a rate of approximately 5%. The components of the deferred income tax benefit (expense) are set forth below:

                                                     APRIL 16, 1992
                                                      (INCEPTION)
                    YEAR ENDED        YEAR ENDED        THROUGH
                   DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                       1999             1998               1999
                  -------------     ------------     -------------

Federal           $     555,000     $    360,000     $   1,555,000
State                   (40,000)         100,000           245,000
                  -------------     ------------     -------------
                  $     515,000     $    460,000     $   1,800,000
                  =============     ============     =============

The Company has an estimated federal tax net operating loss ("NOL") carryforward at December 31, 1999 of approximately $234,000 expiring as follows:

2011                                          $    168,000
2012                                                66,000
                                              ============
                                              $    234,000
                                              ============

The Company's accounting NOL carryforward approximates $5.4 million at December 31, 1999. The related deferred tax asset arising in 1999 and 1998 approximated $515,000 and $460,000, respectively. Because the Company is a development stage enterprise and there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against these deferred tax assets at December 31, 1999 and 1998.

A summary of the activity in the valuation allowance for the deferred tax asset for the years ended December 31, 1999 and 1998 is presented below:


-------------------------------------------------------------------------------
Page 14

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

6. INCOME TAXES (continued)

Balance at January 1, 1998                             $    825,000
Adjustment for 1998 deferred tax asset                      460,000
                                                       ------------
Balance at December 31, 1998                              1,285,000
Adjustment for 1999 deferred tax asset                      515,000
                                                       ------------
Balance at December 31, 1999                           $  1,800,000
                                                       ============


7. COMMITMENTS AND CONTINGENCIES

LEASES

The Company is obligated on two operating leases at December 31, 1999. The first lease is for an office facility in Newport Beach, California, which calls for monthly rent of approximately $1,200. Daniel Corbin is a co-lessee on this lease, which expires April 14, 2000. Future minimum rent payable under this lease approximates $4,000. The second lease, which has been amended to expire March 31, 2000, is for research activity laboratory space at Northwestern University in Evanston, Illinois; such lease requires monthly rent of approximately $1,700.

For the years ended December 31, 1999 and 1998, rent expense approximated $53,000 and $25,000, respectively. For the period April 16, 1992 (inception) through December 31, 1999, total rent expense approximated $132,000.

RESEARCH AND CONSULTING CONTRACTS

In January, 1997, the Company entered into a month-to-month consulting contract (the "Jennings Contract") to engage Hamlin Jennings, Ph. D. ("Jennings") as an independent contractor to provide technical consulting services on a best-efforts basis relating to (1) product research/development, technology, and commercialization and (2) patent completion and processing. At December 31, 1999, payments being made under the Jennings Contract were generally $35,000 per month. The performance of services under the Jennings Contract is neither transferable nor assignable without the Company's prior written consent. The Company paid approximately $451,000 and $390,000 to Jennings during the years ended December 31, 1999 and 1998, respectively, and approximately $1,160,000 for the period April 16, 1992 (inception) through December 31, 1999.

The Jennings Contract also requires the Company to allocate a portion of its revenues from all sources to a deferred compensation plan. The terms of such deferred compensation plan are set forth below under "Royalty Agreements."


-------------------------------------------------------------------------------
Page 15

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES (continued)

RESEARCH AND CONSULTING CONTRACTS (continued)

Jennings has provided a non-compete covenant prohibiting him from engaging in any activities that are competitive with or adverse to the Company's business during the term of the Jennings Contract.

In September, 1998, the Company entered into a consulting contract (the "Hanneman Contract") with Rodney Hanneman to provide management, marketing, and technical services in return for a $10,000 annually renewable retainer and hourly consulting fees. For the years ended December 31, 1999 and 1998, the Company paid approximately $29,000 and $17,000, respectively, under the Hanneman Contract.

The Hanneman Contract also provides that Rodney Hanneman will receive (a) incentive and performance payments of 1% of the Company's gross revenue from 1999 through 2005 payable quarterly; or (b) 1% of the selling price of the Company, or 1% of the value of any initial public offering, if either transaction occurs before December 31, 2005.

ROYALTY AGREEMENTS

In February, 1997, the Company entered into separate royalty agreements with Dennis Repp ("Repp") and Daniel Corbin ("Corbin") whereby Repp and Corbin shall each receive a 2% royalty on all revenues or other proceeds earned by the Company resulting from the VitriSeal process, including licensing fees, product and technology sales, royalty income, and asset sales. The royalty agreements provide that such payments will continue until the termination of the recipient's services to the Company in connection with the development and commercialization of the VitriSeal process.

Upon the termination of such services, Repp and Corbin and their heirs/successors shall receive post-termination royalties equal to 2% of defined revenues earned by the Company from (1) existing customers at the termination date and (2) prospects who were contacted prior to such date and later became customers of the Company. Such payments will continue until the customers described in the preceding sentence no longer generate any revenue.

Repp and Corbin have each provided a covenant not to compete prohibiting them from engaging in any activities that are competitive with or adverse to the Company's business during the term of the royalty agreements. Violation of this covenant will discharge the Company from any future obligation to make royalty payments.

In February 1997, the Company also entered into an agreement with Jennings identical to those with Repp and Corbin as set forth above. On July 15, 1998, the Jennings royalty agreement was amended to provide for a 3% royalty; all other provisions of such agreement remain in effect.


-------------------------------------------------------------------------------
Page 16

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES (continued)

ROYALTY AGREEMENTS (continued)

On November 23, 1998, the Company entered into a royalty agreement with Culley W. Davis ("Davis") whereby Davis shall receive a 2% royalty on all revenues or other proceeds earned by the Company resulting from the VitriSeal process, including licensing fees, product and technology sales, royalty income, and asset sales. On June 24, 1999, the Davis royalty agreement was mutually canceled as additional consideration for the 164,548 shares of common stock issued in settlement of advances payable to PEI in 1998 and 1999 (see Note 9).

In January 1999, the Company granted a worldwide, non-exclusive licensing agreement to a wheel manufacturer to use the VitriSeal process to apply a protective coating to wheels used in the automotive and truck industries. Effective June 4, 1999, the agreement, as amended, has three phases. In phase I, the manufacturer shall pay $2.50 per coated wheel sold with a maximum royalty of $200,000. In phase II (which commences after the sale of a maximum of 80,000 units), the manufacturer is obligated to pay royalties of $5.00 per coated wheel sold for one year following the completion of Phase I. In phase III, the manufacturer shall pay, for each coated wheel, the lower of (a) $10.00 less the manufacturer's total production cost or (b) the lowest royalty rate then being paid by all other licensees, less $1.00. Royalties are due quarterly, with interest at 1% per month on any unpaid amounts. The agreement terminates on December 31, 2004. As of February 11, 2000, the manufacturer has not commenced any production activity.

8. GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is a development stage enterprise developing a metal coating process known as "VitriSeal." There have been no product sales or significant royalty revenues to date, and management projects that the Company will require significant additional capital to advance the development of its sole product to the point where it may become commercially viable. The Company intends to finance the continuing research and development of its product with equity capital (see Note 14).

Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. If operations are discontinued, unamortized patent costs may not be fully recoverable.

9.  ADVANCES FROM RELATED PARTIES AND COMMON STOCK TRANSACTIONS

From April 16, 1992 (inception) through December 31, 1999, PEI and other related


-------------------------------------------------------------------------------
Page 17

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

9.  ADVANCES FROM RELATED PARTIES AND COMMON STOCK TRANSACTIONS (continued)

parties periodically made cash advances to the Company and/or directly funded the Company's research and development and operating expense requirements. The Company repaid these advances with the issuance of common stock as follows:

                                    NUMBER OF
                                      SHARES            AMOUNT
                                    ---------        -----------
1994                                  252,715        $   159,210
1995                                1,227,320            773,212
1997                                   42,150            351,250
1998                                  214,231          1,467,037
1999                                   28,167            169,000

During 1998, the Company issued 136,381 additional shares of common stock to PEI (see "Royalty Agreements" in Note 7). Concurrent with this transaction, the Company recorded an $818,287 reduction of advances payable to related party with a corresponding increase of additional paid-in capital. Because the parties agreed that the original terms of such advances included a conversion privilege, no gain or loss was recognized on the transactions. During the year ended December 31, 1999, an additional 28,167 shares of common stock representing $169,000 were issued to PEI under the same terms and conditions.

During 1999 and 1998, the Company incurred approximately $55,000 and $400,000, respectively, for reimbursement of certain operating and overhead expenses to PEI. For the period April 16, 1992 (inception) through December 31, 1999, such expenses approximated $1,080,000.

10. CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On September 7, 1996, the Company borrowed $450,000 from R. A. Properties, Ltd. ("RAP"), which is owned/controlled by Dennis Repp, and executed a $450,000 note payable with all principal and interest (at 7%) due on September 8, 1998. Such note was convertible any time at RAP's option into Company common stock at $3.00 per share. On December 10, 1998, when principal plus accrued interest approximated $522,000, the note was converted into 150,000 shares of common stock. The $522,000 (less the par value of common stock) was credited to additional paid-in capital upon conversion of the note payable.


-------------------------------------------------------------------------------
Page 18

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

11. STOCK OPTIONS

On May 12, 1999, the Company granted non-statutory options to purchase 1,225,000 post-Reorganization shares of its common stock to certain employees, directors and outside consultants at an exercise price of $1.75 per share. Such options, which expire on June 30, 2009, became exercisable on the grant date. As of February 11, 2000, the Company had not adopted a formal stock option plan. The related parties listed below are the recipients of the stock options described in this paragraph:

                                                     NUMBER OF
                                                       SHARES
                                                   ------------
Culley W. Davis                                         300,000
Daniel Corbin                                           300,000
Dennis Repp                                             300,000
Hamlin Jennings                                         100,000
Bruce Haglund                                            50,000
John Nagel                                               25,000
Rodney Hanneman                                         100,000
Greg Weld                                                25,000
Paul Kokx                                                25,000
                                                   ------------
                                                      1,225,000
                                                   ============

STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS

The Company has adopted the disclosure-only provisions of SFAS No. 123 and, as permitted by such pronouncement, measures compensation cost as the excess of the quoted market price of the Company's stock at the grant date over the amount the employee must pay for the stock. In accordance with APB Opinion 25, the Company did not recognize any compensation expense for the 975,000 options granted to employees and directors.

SFAS No. 123 requires disclosure of the pro forma net income/loss and the related per-share effect as if the fair-value method had been applied in measuring compensation cost for all stock-based awards. Such information is set forth below for the year ended December 31, 1999:

Net loss:
     As reported                                     $ 1,594,000
     Pro forma                                       $ 2,470,000

Loss per share:
     As reported                                     $      0.08
     Pro forma                                       $      0.12


-------------------------------------------------------------------------------
Page 19

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

11. STOCK OPTIONS (continued)

STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS (continued)

The weighted average fair value of options granted in 1999 was approximately $1.1 million. Such value was estimated on the grant date using the Black-Scholes stock option-pricing model based on the option exercise price, the grant date market price of the stock, and the following assumptions:

Risk-free interest rate                                             5.2 %
Expected option life                                            2.5 years
Estimated annualized volatility                                      80 %
Expected dividend yield                                              Zero

STOCK OPTIONS ISSUED TO OUTSIDE CONSULTANTS

During 1999, 250,000 options granted to outside consultants of the Company have been accounted for using the fair-value method of SFAS 123. The estimated compensation expense recognized in 1999 was $225,000 (see Note 13). The fair value of such options was estimated on the grant date using the Black-Scholes stock option-pricing model, as described above.

SUMMARY

The following table summarizes information about stock option activity during the year ended December 31, 1999:

Number of options outstanding on January 1, 1999                                -

Number of options granted in 1999                                       1,225,000

Number of options outstanding at December 31, 1999                      1,225,000

Number of options exercisable at December 31, 1999                      1,225,000

Weighted average exercise price per share outstanding                 $      1.75

Total compensation cost recognized in 1999 for stock-based
    compensation awards                                               $   225,000

Grant date fair value of options granted in 1999                      $ 1,100,000

Weighted average grant date fair value of options granted in 1999     $ 1,100,000

Weighted average remaining contractual life of options outstanding
    and exercisable                                                     9.5 years

During 1999, no options were exercised, forfeited or expired.


-------------------------------------------------------------------------------
Page 20

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


12. EXPENSE PAID BY A PRINCIPAL STOCKHOLDER

In March, 1995, PEI transferred as additional compensation 120,000 of its Company shares to James A. Latty, Ph. D., owner of JAL Engineering and an officer and stockholder of the Company in 1995 and 1996. JAL Engineering was a former research consultant to the Company. At that time, the Board of Directors estimated the value of the stock at $1.00 per share. In November, 1996, PEI repurchased such stock for cash. The Company has accounted for these transactions by recording approximately $120,000 of research and development expense.


13. FOURTH-QUARTER ADJUSTMENT

In the fourth quarter of 1999, the Company recorded an adjustment of approximately $212,000 to increase the compensation expense (and revise the attribution period) associated with stock options issued to outside consultants (see Note 11). As a result, the previously reported net loss of $456,000 (unaudited) for the quarter ended June 30, 1999 has been restated to approximately $668,000 or $(0.03) per share (unaudited).


14. SUBSEQUENT EVENTS

PROPOSED ACQUISITION

On December 30, 1999, the Company entered into a letter of intent (the "LOI") with Thermoflow Corporation ("Thermoflow") and Liquitek Corporation ("Liquitek") to acquire substantially all of the outstanding shares of Thermoflow and Liquitek in exchange for 16,060,000 shares of the Company's common stock. The parties intend to execute definitive tax-free reorganization agreements to accomplish these transactions. One of the conditions for closing this proposed acquisition is that the Company receives agreements to participate in such reorganization from the stockholders representing 90% of Liquitek's outstanding shares and at least 80% of Thermoflow's outstanding shares. As of February 11, 2000, this transaction had not closed.

On January 11, 2000, in connection with the proposed acquisition, the Company authorized non-statutory options to purchase a total of 775,000 shares of its common stock to the following related parties: Culley Davis (275,000 shares); Bruce Haglund (250,000 shares); and Allen Kirschbaum (250,000 shares), who is a director of Thermoflow. The granting of such options is contingent upon the closing of the proposed acquisition. The options, which have an exercise price of $2.00 per share and expire on March 31, 2010, vest when and if the proposed acquisition closes. The grant date closing market price of the Company's common stock approximated $2.30.


-------------------------------------------------------------------------------
Page 21

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

14. SUBSEQUENT EVENTS (continued)

PRIVATE OFFERINGS OF COMMON STOCK

Under the LOI, the Company is obligated to make certain interest-bearing loans to Thermoflow and Liquitek in an aggregate amount of approximately $2.3 million. The Company intends to finance such loans through the sale of a maximum of $17.5 million of restricted common stock in private placement offerings (less legal fees, finder's fees, and other issuance costs).

As of February 11, 2000, the Company has received gross proceeds of approximately $5.7 million from such offerings, advanced a total of $500,000 to Thermoflow and Liquitek, and paid approximately $545,000 of finder's fees related to the offerings, including approximately $265,000 paid to related parties.

The Company borrowed the $500,000 advanced to Thermoflow and Liquitek from Culley Davis and PEI. On January 11, 2000, the Board of Directors authorized the Company to issue 285,715 shares of its common stock to Culley Davis as consideration for such borrowing and forgiveness of the obligation to repay the debt.

EMPLOYMENT AGREEMENT

Effective February 1, 2000, the Company entered into an employment agreement (the "Agreement") with Paul Kokx ("Kokx") to hire Kokx as executive vice-president at a minimum annual salary of $175,000 plus certain benefits. The Agreement prohibits Kokx from competing with the Company in any country where the Company has protected business interests for the period beginning February 1, 2000 and ending two years after the termination of his employment. Unless the Agreement is terminated early, the employment of Kokx will continue until January 31, 2004.

The Company has granted Kokx a non-statutory option to purchase 500,000 shares of its common stock at $2.00 per share. The grant date closing market price of the Company's stock approximated $5.00 per share. Such option expires on January 31, 2010 and, except as described in the following paragraph, vests as follows:

                                             Number of
                                               Shares
                                         ----------------
December 31, 2000                                50,000
December 31, 2001                               100,000
December 31, 2002                               150,000
December 31, 2003                               200,000


-------------------------------------------------------------------------------
Page 22

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


14. SUBSEQUENT EVENTS (continued)

EMPLOYMENT AGREEMENT (continued)

Accelerated vesting is available based on executed wheel-coating process license agreements and royalty revenue received by the Company under such agreements. Any unvested options immediately vest and become exercisable upon a change in control of the Company.



















-------------------------------------------------------------------------------
Page 23