Form 10QSB
period 2000-03-31
VITROSEAL INC
filed 2000-05-15
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2000
                            ------------------

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

                March 31, 2000: Common Stock - 23,146,571 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.


               Transitional Small Business Issuer Format Yes      No  X
                                                            ---      ---

                                 VITRISEAL, INC.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                                                                              Page
PART I.    FINANCIAL INFORMATION                                                               3

Item 1. Financial Statements:                                                                  3

Balance Sheets as of March 31, 2000 and                                                        4
December 31, 1999

Statements of Operations for the Three Months ended March 31, 2000 and March 31, 1999          5

Statements of Cash Flows for the Three Months ended March 31, 2000 and March 31, 1999          6

Statements of Stockholders' Equity for the Three Months ended March 31, 2000                   7

Notes to Financial Statements for the Three Months ended March 31, 2000 and                    8
March 31, 1999

Item 2. Management's Discussion and                                                            13
Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                                   15

Item 1.  Legal Proceedings                                                                     15

Item 2.  Changes in Securities                                                                 15

Item 3.  Defaults Upon Senior Securities                                                       15

Item 4.  Submission of Matters to a Vote of Security Holders                                   15

Item 5.  Other Information                                                                     16

Item 6.  Exhibits and Reports on Form 8-K                                                      16

SIGNATURES                                                                                     16

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Financial Statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

                                VITRISEAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                        MARCH 31, 2000     DECEMBER 31, 1999
                                                                         (UNAUDITED)           (AUDITED)
                                                                        -------------        -------------

                                   ASSETS
CURRENT ASSETS
     CASH                                                               $   5,086,173        $     366,566
     PREPAID EXPENSES                                                           4,649               26,023
                                                                        -------------        -------------

         TOTAL CURRENT ASSETS                                               5,090,822              392,589

ADVANCES TO COMPANIES BEING ACQUIRED                                          749,316                    -

FURNITURE, FIXTURES AND EQUIPMENT, NET                                        141,864               64,249

PATENTS, NET OF ACCUMULATED AMORTIZATION OF:                                  156,859              151,392
     03/31/2000    $  10,388
     12/31/1999    $   9,164
DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                                      -                    -
OTHER ASSETS                                                                    1,396                  946
                                                                        -------------        -------------

             TOTAL ASSETS                                               $   6,140,257        $     609,176
                                                                        =============        =============



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $     235,671        $      55,207

STOCKHOLDERS' EQUITY
     COMMON STOCK, PAR VALUE $.001 PER SHARE                                   23,146               20,839
         03/31/00: 100,000,000 shares authorized, 31,361,639
             shares issued and 23,146,571 shares outstanding
         12/31/99: 100,000,000 shares authorized, 31,361,639
             shares issued and 20,839,191 shares outstanding
     ADDITIONAL PAID-IN CAPITAL                                            12,525,629            5,799,936
     STOCK OPTIONS OUTSTANDING                                              1,725,000              225,000
     DEFERRED COMPENSATION STOCK OPTIONS                                   (1,500,000)                   -
     ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE                      (6,869,189)          (5,491,806)
                                                                        -------------        -------------

         TOTAL STOCKHOLDERS' EQUITY                                         5,904,586              553,969
                                                                        -------------        -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   6,140,257        $     609,176
                                                                        =============        =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 AND FOR THE PERIOD APRIL 16, 1992 (INCEPTION) THROUGH MARCH 31, 2000

                                    UNAUDITED

                                                          THREE MONTHS        THREE MONTHS        APRIL 16, 1992
                                                         ENDED MARCH 31,     ENDED MARCH 31,    (INCEPTION) THROUGH
                                                              2000                1999            MARCH 31, 2000
                                                         -------------        -------------       --------------

REVENUES

     LICENSING FEES                                           $      -              $     -        $      25,000


EXPENSES

     RESEARCH AND DEVELOPMENT                                  136,136              157,518            2,279,615

     OPERATING EXPENSES                                      1,267,860              120,134            4,500,191

     INTEREST (INCOME) EXPENSE, NET                            (26,612)              (3,405)               9,318
                                                         -------------        -------------        -------------


LOSS BEFORE INCOME TAX BENEFIT                              (1,377,384)            (274,247)          (6,764,124)

INCOME TAX BENEFIT

     CURRENT                                                         -                    -                    -
     DEFERRED                                                  510,000              104,000            2,310,000

     LESS VALUATION ALLOWANCE                                 (510,000)            (104,000)          (2,310,000)
                                                         -------------        -------------        -------------

NET (LOSS)                                               $  (1,377,384)       $    (274,247)       $  (6,764,124)
                                                         =============        =============        =============


BASIC AND DILUTED LOSS PER SHARE                         $       (0.06)       $       (0.01)       $       (0.36)
                                                         =============        =============        =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 AND FOR THE
            PERIOD APRIL 16, 1992 (INCEPTION) THROUGH MARCH 31, 2000

                                    UNAUDITED

                                                                         THREE MONTHS        THREE MONTHS       APRIL 16, 1992
                                                                        ENDED MARCH 31,     ENDED MARCH 31,   (INCEPTION) THROUGH
                                                                             2000                1999            MARCH 31, 2000
                                                                         ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                                          $ (1,377,384)       $   (274,247)       $ (6,764,124)

     Adjustments to reconcile net (loss) to net cash used by operating activities:

            Depreciation and amortization                                       5,814               4,367              52,007
            Abandonment of patents pending                                          -                   -              50,627
            Stock options outstanding                                               -                   -             225,000
            Expenses paid by related party                                          -                   -             169,000
            Changes in current assets and liabilities:
                Other assets                                                 (228,392)                  -            (255,362)
                Accounts payable and accrued expenses                         187,376              20,031             242,584
                                                                         ------------        ------------        ------------

         NET CASH (USED) BY OPERATING ACTIVITIES                           (1,412,586)           (249,849)         (6,280,268)
                                                                         ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                                    (82,206)             (2,300)           (183,483)
     Patent costs                                                              (6,689)             (5,632)           (217,873)
                                                                         ------------        ------------        ------------

         NET CASH (USED) BY INVESTING ACTIVITIES                              (88,895)             (7,932)           (401,356)
                                                                         ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Borrowings on note payable                                                     -                   -             450,000
     Advances from related parties                                             (6,912)           (331,000)          2,743,797
     Proceeds from issuance of common stock                                 6,728,000           1,540,000           9,540,000
     Repurchases of common stock                                                    -                   -            (538,000)
     Capital contributions                                                          -                   -              72,000
                                                                         ------------        ------------        ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                          6,721,088           1,209,000          12,267,797
                                                                         ------------        ------------        ------------

NET INCREASE IN CASH                                                        5,219,607             951,219           5,586,173

CASH AT BEGINNING OF PERIOD                                                   366,566              28,900                   -
                                                                         ------------        ------------        ------------

CASH AT END OF PERIOD                                                    $  5,586,173        $    980,119        $  5,586,173
                                                                         ------------        ------------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash transactions:
         Conversion of note payable to common stock                      $          -        $          -        $    450,000
                                                                         ============        ============        ============
         Conversion of interest payable to common stock                  $          -        $          -        $     72,000
                                                                         ============        ============        ============
         Conversion of advances from related parties to common stock     $          -        $    169,000        $  2,919,709
                                                                         ============        ============        ============
         Merger with AXR Development Corporation, Inc.                   $          -        $    105,066        $    105,066
                                                                         ============        ============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                VITRISEAL, INC.
                         (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


               For the Three-month Period Ended March 31, 2000 and
        For the Period April 16, 1992 (Inception) through March 31, 2000

                                    UNAUDITED



                                                                           COMMON STOCK             ADDITIONAL
                                                                 ----------------------------        PAID-IN
                                                                    SHARES            AMOUNT         CAPITAL
                                                                 -----------        ---------     -------------
Net loss for the period April 16, 1992 (inception) through
     December 31, 1997                                                     -         $      -      $          -
                                                                 -----------        ---------     -------------

BALANCE -- DECEMBER 31, 1997                                       6,043,150            6,043         1,831,629

Common stock issued at $10.00 per share for cash                      18,000               18           179,982

Common stock issued at $6.85 per share to settle
     advances from related parties                                   214,231              214         1,466,823

Common stock issued on conversion of note payable                    150,000              150           521,850

Net loss                                                                  -                -                 -
                                                                 -----------        ---------     -------------

BALANCE -- DECEMBER 31, 1998                                       6,425,381            6,425         4,000,284

Common stock issued at $10.00 per share for cash                     154,000              154         1,539,846

Common stock issued at $6.00 per share to settle
     advances from related parties                                    28,167               28           168,972

Effect of merger with AXR Development Corporation, Inc.           14,231,643           14,232            90,834

Stock options granted                                                      -                -                 -

Net loss                                                                   -                -                 -
                                                                 -----------        ---------     -------------

BALANCE -- DECEMBER 31, 1999                                      20,839,191           20,839         5,799,936

Common stock issued at $3.08 per share for cash                    2,021,666            2,022         6,225,978

Common stock issued at $1.75 per share to settle
     advances from related parties                                   285,714              285           499,715

Stock options granted                                                      -                -                 -

Net loss                                                                   -                -                 -

Rounding difference                                                        -                -                 -
                                                                 -----------        ---------     -------------

BALANCE -- MARCH 31, 2000                                         23,146,571         $ 23,146      $ 12,525,629
                                                                 ===========        =========     =============


                                                                                                  ACCUMULATED
                                                                                  DEFERRED          DEFICIT
                                                                  STOCK         COMPENSATION         DURING
                                                                 OPTIONS            STOCK         DEVELOPMENT
                                                               OUTSTANDING         OPTIONS            STAGE            TOTAL
                                                               ------------     -------------     ------------     -------------
Net loss for the period April 16, 1992 (inception) through
     December 31, 1997                                          $         -       $         -      $(2,583,878)      $(2,583,878)
                                                               ------------     -------------     ------------     -------------

BALANCE -- DECEMBER 31, 1997                                              -                 -       (2,583,878)         (746,206)

Common stock issued at $10.00 per share for cash                          -                 -                -           180,000

Common stock issued at $6.85 per share to settle
     advances from related parties                                        -                 -                -         1,467,037

Common stock issued on conversion of note payable                         -                 -                -           522,000

Net loss                                                                  -                 -       (1,208,498)       (1,208,498)
                                                               ------------     -------------     ------------     -------------

BALANCE -- DECEMBER 31, 1998                                              -                 -       (3,792,376)          214,333

Common stock issued at $10.00 per share for cash                          -                 -                -         1,540,000

Common stock issued at $6.00 per share to settle
     advances from related parties                                        -                 -                -           169,000

Effect of merger with AXR Development Corporation, Inc.                   -                 -         (105,066)                -

Stock options granted                                               225,000                 -                -           225,000

Net loss                                                                  -                 -       (1,594,364)       (1,594,364)
                                                               ------------     -------------     ------------     -------------

BALANCE -- DECEMBER 31, 1999                                        225,000                 -       (5,491,806)          553,969

Common stock issued at $3.08 per share for cash                           -                 -                -         6,228,000

Common stock issued at $1.75 per share to settle
     advances from related parties                                        -                 -                -           500,000

Stock options granted                                             1,500,000        (1,500,000)               -                 -

Net loss                                                                  -                 -       (1,377,384)       (1,377,384)

Rounding difference                                                       -                 -                1                 1
                                                               ------------     -------------     ------------     -------------

BALANCE -- MARCH 31, 2000                                       $ 1,725,000       $(1,500,000)     $(6,869,189)      $ 5,904,586
                                                               ============     =============     ============     =============

   The accompanying notes are an integral part of these financial statements.

VITRISEAL, INC.
Notes to the Financial Statements
For the Three Months Ended March 31, 2000 and March 31, 1999.


1. NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS

VitriSeal, Inc. (the "Company") owns the right to a process called "VitriSeal," which is based on inorganic silicate chemistry that produces a waterborne corrosion-protective coating for metal surfaces. The Company is in the research and development stage with respect to its application to particular industries. The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not commenced its planned principal operations to generate revenues.

AGREEMENTS WITH THERMOFLOW AND LIQUITEK

With an intent to diversify its operations, the Company has engaged in due diligence proceedings over the past quarter toward the acquisition of two related companies, Thermoflow Corporation and Liquitek Corporation. See Note 6 for additional information.

REORGANIZATION

In March, 1999, the Company completed a reverse acquisition with a publicly traded company; such merger is hereinafter referred to as the "Reorganization."

BASIS OF PRESENTATION

The Company has prepared its financial statements for the quarters ended March 31, 2000 and 1999 without audit by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2000, for the quarters ended March 31, 2000 and 1999, and for the period from inception (April 16, 1992) through March 31, 2000 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

The results of operations for the quarter ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.

RECLASSIFICATIONS

Certain amounts in the 1999 financials statements have been reclassified to conform to the 2000 presentation.


2. STOCK OPTIONS

On May 12, 1999, the Company granted non-statutory options to purchase 1,225,000 post-Reorganization shares of its common stock to certain employees, directors and outside consultants at an exercise price of $1.75 per share. Such options, which expire on June 30, 2009, became exercisable on the grant date. As of May 11, 2000, the Company had not adopted a formal stock option plan. During 1999 and quarter ended March 31, 2000, no options were exercised, forfeited or expired.

On January 11, 2000, the Company authorized non-statutory options for certain individuals contingent upon the closing of the Thermoflow and Liquitek acquisitions. Effective February 1, 2000, the Company granted options for 500,000 shares to Paul Kokx, a new employee. See notes 4 and 6 for additional information. At March 31, 2000, there were 1,725,000 options outstanding.

3. INCOME TAXES

The Company files its income tax returns using the cash basis of accounting. For the period April 16, 1992 (inception) through March 31, 2000, the Company is considered a start-up entity for federal and state income tax purposes. As a result, research/development and start-up expenses are capitalized for tax purposes while such costs are expensed as incurred for financial reporting purposes. This is the only significant temporary difference at March 31, 2000.

The reported income tax benefit differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of the state income tax effect at a rate of approximately 5%.

4. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT, RESEARCH AND CONSULTING CONTRACTS

The Company has agreed to allocate a portion of its revenues from all sources to a deferred compensation plan. The terms of such deferred compensation plan are set forth below under "Royalty Agreements."

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

ROYALTY AGREEMENTS

In February, 1997, the Company entered into separate royalty agreements with Dennis Repp ("Repp") and Daniel Corbin ("Corbin") whereby Repp and Corbin each receive a 2% royalty on all revenues or other proceeds earned by the Company resulting from the VitriSeal process, including licensing fees.

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

In February 1997, the Company also entered into an agreement with Hamlin Jennings, the principal consultant for research and development, identical to those described above. On July 15, 1998, the Jennings royalty agreement was amended to provide for a 3% royalty; all other provisions of such agreement remain in effect.

On November 23, 1998, the Company entered into a royalty agreement with Culley
W. Davis ("Davis") whereby Davis would receive a 2% royalty on all revenues or other proceeds earned by the Company resulting from the VitriSeal process, including licensing fees, product and technology sales, royalty income, and asset sales. On June 24, 1999, the Davis royalty agreement was mutually canceled as additional consideration for the 164,548 shares of common stock issued in settlement of 1998 and 1999 advances payable to Pinnacle Enterprises, Inc. ("PEI"), a company wholly owned by Davis.


5. GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is a development stage enterprise developing a metal coating process known as "VitriSeal." There have been no product sales or significant royalty revenues to date, and management projects that the Company will require significant additional capital to advance the development of its sole product to the point at which it may become commercially viable. However, with the capital raised during the first quarter of 2000 and a March 31, 2000, cash balance in excess of $5.5 million, management believes that the Company will have sufficient cash to meet its obligations for the year ending December 31, 2000.

6. PROPOSED ACQUISITIONS

On December 30, 1999, the Company entered into a letter of intent (the "LOI") with Thermoflow Corporation ("Thermoflow") and Liquitek Corporation ("Liquitek") to acquire substantially all of the outstanding shares of Thermoflow and Liquitek in exchange for 16,060,000 shares of the Company's common stock. The LOI was subsequently amended to reduce the shares to be exchanged to 15,060,000. The parties intend to execute definitive tax-free reorganization agreements to accomplish these transactions. One of the conditions for closing this acquisition is that the Company receives agreements to participate in such reorganization from the stockholders representing 90% of Liquitek's outstanding shares and at least 80% of Thermoflow's outstanding shares. As of May 11, 2000, this transaction had not closed.

On January 11, 2000, in connection with the proposed acquisition, the Company authorized non-statutory options to purchase a total of 775,000 shares of its common stock to the following related parties: Culley Davis (275,000 shares); Bruce Haglund (250,000 shares); and Allen Kirschbaum, a director of Thermoflow (250,000 shares). The granting of such options is contingent upon closing the proposed acquisition. The options, which have an exercise price of $2.00 per share and expire on March 31, 2010, vest when and if the proposed acquisition closes. The closing market price of the Company's common stock on January 11, 2000, approximated $2.30.

Under the LOI, the Company is obligated to make certain interest-bearing loans to Thermoflow and Liquitek in an aggregate amount of approximately $2.3 million. The Company intends to finance such loans through the sale of a maximum of $17.5 million of restricted common stock in private placement offerings (less legal fees, finder's fees, and other issuance costs).

As of May 11, 2000, the Company has received gross proceeds of approximately $6.2 million from such offerings, advanced a total of $500,000 to Thermoflow and Liquitek, and paid approximately $782,000 in fees related to the offerings, including approximately $469,000 paid to related parties.

The Company borrowed the $500,000 advanced to Thermoflow and Liquitek from Culley Davis and PEI. On January 11, 2000, the Board of Directors authorized the Company to issue 285,715 shares of its common stock to Culley Davis as consideration for such borrowing and forgiveness of the debt.

7. LOSS PER SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Because the Company has experienced losses from inception, the stock options described in Note 2 are antidilutive.

The weighted average number of common shares outstanding for the indicated periods is approximately as follows:

Quarter ended March 31, 2000                                              22,196,000
Quarter ended March 31, 1999                                              19,784,000
Period from April 16, 1992 (inception) through March 31, 2000             18,669,000


Item 2.  Plan of Operation.

REORGANIZATION

On March 18, 1999, we acquired Dancor, Inc., a development stage company incorporated in Delaware on April 16, 1992, in a "reverse acquisition" accomplished through a tax-free, stock-for-stock reorganization. At the time of the acquisition, we were a dormant entity with no assets, and had no significant operations during 1997 or 1998, and no revenues since 1989.

The reverse acquisition was the result of an Agreement and Plan of Reorganization (the "Plan") structured to result in the acquisition by VitriSeal of all of the issued and outstanding shares of restricted common stock of Dancor. Under the terms of the Plan, the former stockholders of Dancor received three shares of VitriSeal common stock for each one share of Dancor common stock owned and acquired approximately 95% of the issued and outstanding common stock of VitriSeal.

PLAN OF OPERATION.

Our operations currently focus on the VitriSeal process, a patented process based on inorganic silicate chemistry that makes bright, clear, corrosion-protective coatings on metal surfaces at a lower cost than other clear coatings. VitriSeal, a waterborne coating, has little or no organic vapor emissions and creates minimal waste during the normal process operation. We believe that existing products in the market are inferior in terms of performance, cost, and environmental impacts, giving VitriSeal a significant competitive advantage.

Our long-term goal is to exploit the VitriSeal technology through licensing, joint venture agreements, and sales to strategically selected manufacturers. We believe there is a large, growing market for our proprietary silicate product.

The focus of current efforts for the VitriSeal process is to establish a pilot production facility wherein automotive wheels and other aluminum products would be coated. Toward this end, we have entered into an agreement with an automotive after-market wheel manufacturer that is a leading producer of bright, polished aluminum wheels. The agreement calls for cooperative development of the application of the VitriSeal process to coating wheels and for licensing the technology to the manufacturer once it is proven. We are working with the manufacturer and an independent engineering consulting firm on the mechanics of the production line. We believe that this engineering work will lead to a commercially viable application process featuring uniform quality of the product and competitive economics. After proving the pilot line operations, we plan to make the process available to other wheel manufacturers and explore the viability of coating other aluminum products.

Because of the improvements and refinements in the VitriSeal process resulting from our on-going laboratory research, we are preparing to file additional patent applications that would include both process and state-of-matter claims that will incorporate what has been learned during the research process.

ACQUISITIONS OF THERMOFLOW AND LIQUITEK

On December 30, 1999, we entered into a letter of intent ("LOI") for the acquisition of two companies: Thermoflow Corporation, a Nevada corporation with offices in Las Vegas, Nevada ("Thermoflow"), and Liquitek Corporation, a Nevada corporation with offices in Knoxville, Tennessee ("Liquitek"). We intend to acquire all of the shares of stock of both Thermoflow and Liquitek. Under a subsequent revision of the LOI, we plan to issue 10,060,000 shares of VitriSeal for all of the shares of Thermoflow and 5,000,000 shares for all of the shares of Liquitek. Both companies will then be wholly-owned subsidiaries of VitriSeal.

Thermoflow owns and operates a proprietary antifreeze recycling facility in Las Vegas, Nevada with a three million gallon per year capacity. Thermoflow receives waste antifreeze and produces fully reformulated antifreeze indistinguishable from antifreeze made from virgin materials. The process is able to recover 100% of the waste materials for reuse. Thermoflow was recently awarded a U.S. General Services Administration contract permitting it to receive waste antifreeze and provide recycled, reformulated antifreeze to all U.S. federal government agencies. The Thermoflow technology is capable of economically treating/recycling many other contaminated liquids, including wastewater. Thermoflow has licensed the technology to Liquitek under an exclusive license agreement.

Liquitek refined the Thermoflow technology and has licensed and leased an oily wastewater treatment system to the largest recycler in Hawaii. Liquitek, in conjunction with Thermoflow, developed a proprietary system for recycling car wash wastewater and installed its first system in Hiroshima, Japan. Liquitek has also secured a 20,000 square foot facility in Oak Ridge, Tennessee, under an 18-year lease agreement. The Tennessee facility is expected to be used to build a three to six million gallon antifreeze recycling operation, similar to Thermoflow's Las Vegas operation, by year-end 2000. Liquitek's business plan includes designing and manufacturing advanced wastewater treatment systems, as well as systems for profitably recycling other contaminated liquids, such as antifreeze, for domestic and international customers.

Pursuant to the terms of the LOI, in January 2000 we advanced Thermoflow $300,000 and Liquitek $200,000. We are obligated to raise an additional $1,300,000 of working capital for Thermoflow and $450,000 for Liquitek as a condition to completing the acquisitions. The proceeds of the January 2000 Common Stock Offering (see below) will enable us to complete the funding of the obligations required by the LOI and consummate the acquisitions.

Through the acquisition of Thermoflow and Liquitek, we intend to own and operate regional facilities for recycling antifreeze and treating oily wastewater, license and lease systems to domestic oily wastewater treatment providers, and design and build both types of facilities for international markets. Our primary focus for Thermoflow and Liquitek will be to develop and commercialize high-performance liquid recycling technologies.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, we undertook a private offering, the "January 2000 Common Stock Offering," of up to 2,500,000 restricted shares of our common stock at a price of at least $3.00 per share. The offering was made pursuant to a claimed exemption under Rule 506 of Regulation D of the Securities Act of 1933 based upon our offering of the securities to only "accredited investors," all of whom were provided a Private Placement Memorandum which included financial information. No general solicitation of investors was undertaken, and all investors were required to verify investment intent. The January 2000 Common Stock Offering was fully subscribed.

Additionally, we undertook another private offering, the "February 2000 Common Stock Offering," of up to 2,500,000 restricted shares of our common stock at a price of at least $4.00 per share. The offering was made pursuant to a claimed exemption under Rule 506 of Regulation D of the Securities Act of 1933 based upon our offering of the securities to only "accredited investors," all of whom were provided a Private Placement Memorandum which included financial information. No general solicitation of investors was undertaken, and all investors were required to verify investment intent. The February 2000 Common Stock Offering has not yet been completed.

Both of the offerings in 2000 were undertaken in anticipation of the acquisitions we expect to be completing within the next several months.

We anticipate that proceeds received from the January and February 2000 Common Stock Offerings will provide sufficient working capital for us to continue with VitriSeal research and development, complete the acquisitions of Thermoflow and Liquitek, and continue operations through 2000.


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

                                   VITRISEAL, INC.



Date: 5/12/00                      BY: /s/ Culley W. Davis
                                      --------------------------------
                                      Chief Executive Officer



Date: 5/12/00                      BY: /s/ John W. Nagel
                                      --------------------------------
                                      Chief Financial Officer