Form 10QSB/A
period 2000-03-31
VITROSEAL INC
filed 2000-05-22
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  AMENDMENT #1 TO
                                   FORM 10-QSB

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

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                 VITRISEAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 AND FOR THE
            PERIOD APRIL 16, 1992 (INCEPTION) THROUGH MARCH 31, 2000

                                    UNAUDITED

                                                                         THREE MONTHS        THREE MONTHS       APRIL 16, 1992
                                                                        ENDED MARCH 31,     ENDED MARCH 31,   (INCEPTION) THROUGH
                                                                             2000                1999            MARCH 31, 2000
                                                                         ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                                          $ (1,377,384)       $   (274,247)       $ (6,764,124)

     Adjustments to reconcile net (loss) to net cash used by operating activities:

            Depreciation and amortization                                       5,814               4,367              52,007
            Abandonment of patents pending                                          -                   -              50,627
            Stock options outstanding                                               -                   -             225,000
            Expenses paid by related party                                          -                   -             169,000
            Changes in current assets and liabilities:
                Prepaid expenses and other assets                              20,924                   -              (6,046)
                Accounts payable and accrued expenses                         187,376              20,031             242,584
                                                                         ------------        ------------        ------------

         NET CASH (USED) BY OPERATING ACTIVITIES                           (1,163,270)           (249,849)         (6,030,952)
                                                                         ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Advances to companies being acquired                                    (749,316)                  -            (749,316)
     Acquisition of property and equipment                                    (82,206)             (2,300)           (183,483)
     Patent costs                                                              (6,689)             (5,632)           (217,873)
                                                                         ------------        ------------        ------------

         NET CASH (USED) BY INVESTING ACTIVITIES                             (838,211)             (7,932)         (1,150,672)
                                                                         ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Borrowings on note payable                                                     -                   -             450,000
     Advances from related parties                                             (6,912)           (331,000)          2,743,797
     Proceeds from issuance of common stock                                 6,728,000           1,540,000           9,540,000
     Repurchases of common stock                                                    -                   -            (538,000)
     Capital contributions                                                          -                   -              72,000
                                                                         ------------        ------------        ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                          6,721,088           1,209,000          12,267,797
                                                                         ------------        ------------        ------------

NET INCREASE IN CASH                                                        4,719,607             951,219           5,086,173

CASH AT BEGINNING OF PERIOD                                                   366,566              28,900                   -
                                                                         ------------        ------------        ------------

CASH AT END OF PERIOD                                                    $  5,086,173        $    980,119        $  5,086,173
                                                                         ------------        ------------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash transactions:
         Conversion of note payable to common stock                      $          -        $          -        $    450,000
                                                                         ============        ============        ============
         Conversion of interest payable to common stock                  $          -        $          -        $     72,000
                                                                         ============        ============        ============
         Conversion of advances from related parties to common stock     $          -        $    169,000        $  2,919,709
                                                                         ============        ============        ============
         Merger with AXR Development Corporation, Inc.                   $          -        $    105,066        $    105,066
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


5. GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is a development stage enterprise developing a metal coating process known as "VitriSeal." There have been no product sales or significant royalty revenues to date, and management projects that the Company will require significant additional capital to advance the development of its sole product to the point at which it may become commercially viable. However, with the capital raised during the first quarter of 2000 and a March 31, 2000, cash balance in excess of $5.0 million, management believes that the Company will have sufficient cash to meet its obligations for the year ending December 31, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K.

                                                                 Exhibit
                                                                  Number
                                                                 -------
         (a)  Exhibits.*

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

                                   VITRISEAL, INC.



Date: 5/22/00                      BY: /s/ Culley W. Davis
                                      --------------------------------
                                      Chief Executive Officer



Date: 5/22/00                      BY: /s/ John W. Nagel
                                      --------------------------------
                                      Chief Financial Officer