Form 10QSB
period 2000-06-30
LIQUITEK ENTERPRISES INC
filed 2000-08-21
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2000
                            ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------

                          Commission File No. 02-99110
                                             --------

                           LIQUITEK ENTERPRISES, INC.
                      ------------------------------------
              (Exact name of Small Business Issuer in its Charter)

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

                    (Former name, changed since last report)

                                VITRISEAL INC.

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

                June 30, 2000: Common Stock - 37,808,071 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

Transitional Small Business Issuer Format           Yes       No  X
                                                        ---      ---

                                             LIQUITEK ENTERPRISES INC.

                                                 TABLE OF CONTENTS


---------------------------------------------------------------------------------------------------
                                                                                              Page
PART I.    FINANCIAL INFORMATION                                                               3

Item 1. Financial Statements:                                                                  4

Condensed Consolidated Balance Sheet as of June 30, 2000                                       4

Condensed Consolidated Statements of Operations for the Three-month and
Six-month periods ended June 30, 2000 and 1999.                                                5

Condensed Consolidated Statements of Cash Flows for the Three-month periods ended
June 30, 2000 and 1999.                                                                        6

Notes to June 30, 2000 and 1999 Condensed Consolidated Financial
Statements.                                                                                    7

Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations                                     15

PART II.   OTHER INFORMATION                                                                  16

Item 1.  Legal Proceedings                                                                    16

Item 2.  Changes in Securities                                                                16

Item 3.  Defaults Upon Senior Securities                                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                                  16

Item 5.  Other Information                                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                    17


---------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Management of Liquitek Enterprises Inc. ("we," "us," "Company") prepared the unaudited condensed consolidated financial statements together with the related notes that are filed with this Form 10-QSB Quarterly Report. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                            (FORMERLY VITRISEAL, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000

                                  (UNAUDITED)

                                   ASSETS
CURRENT ASSETS
     CASH                                                                              $   2,611,415
     ACCOUNTS RECEIVABLE                                                                     140,705
     INVENTORY, NET                                                                           49,468
     PREPAID EXPENSES AND OTHER ASSETS                                                       217,892
                                                                                       -------------
         TOTAL CURRENT ASSETS                                                              3,019,480

PROPERTY AND EQUIPMENT, NET                                                                2,333,467

OTHER NONCURRENT ASSETS, NET OF ACCUMULATED AMORTIZATION:
      ACQUIRED COMPLETED TECHNOLOGY                                                       10,789,329
      GOODWILL                                                                            10,304,298
      PATENTS AND OTHER INTANGIBLES                                                          597,728
                                                                                       -------------
            TOTAL ASSETS                                                               $  27,044,302
                                                                                       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             $     487,406
     DEFERRED INCOME TAXES, CURRENT PORTION                                                  198,000
                                                                                       -------------
         TOTAL CURRENT LIABILITIES                                                           685,406

DEFERRED INCOME TAXES                                                                      3,766,000

STOCKHOLDERS' EQUITY
     COMMON STOCK, PAR VALUE $.001/ SHARE, 100,000,000 SHARES AUTHORIZED,
         37,808,071 SHARES ISSUED AND OUTSTANDING                                             37,808
     ADDITIONAL PAID-IN CAPITAL                                                           30,935,885
     SUBSCRIPTIONS, STOCK OPTIONS AND DEFERRED COMPENSATION                                  590,750
     ACCUMULATED DEFICIT                                                                  (8,971,547)
                                                                                       -------------
         TOTAL STOCKHOLDERS' EQUITY                                                       22,592,896
                                                                                       -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  27,044,302
                                                                                       =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                          (FORMERLY VITRISEAL, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


                                  (UNAUDITED)


                                                        THREE MONTHS        THREE MONTHS
                                                        ENDED JUNE 30,      ENDED JUNE 30,   SIX MONTHS ENDED   SIX MONTHS ENDED
                                                              2000              1999          JUNE 30, 2000      JUNE 30, 1999
                                                        --------------      --------------   ---------------    ----------------
SALES                                                   $    130,610         $       -        $   130,610       $         -
COST OF SALES                                                100,128                 -            100,128                 -
                                                        ------------         -------------     -----------        -----------

         GROSS PROFIT                                         30,482                 -             30,482                 -

OPERATING EXPENSES
     SELLING AND DISTRIBUTION EXPENSES                        43,758                 -             43,758                 -
     GENERAL AND ADMINISTRATIVE EXPENSES                   1,041,958           238,694          2,310,072           342,917
     RESEARCH AND DEVELOPMENT EXPENSES:
         ACQUIRED IN-PROCESS RESEARCH AND
           DEVELOPMENT                                       970,000                 -            970,000                 -
         OTHER                                               129,416           224,233            265,551           397,662
                                                        ------------         ----------        ----------         ---------
                                                           2,185,132           462,927          3,589,381           740,579

LOSS BEFORE INTEREST AND INCOME TAX BENEFIT               (2,154,650)         (462,927)        (3,558,899)         (740,579)

INTEREST INCOME, NET                                          52,292             6,695             78,904            10,100

INCOME TAX BENEFIT
     CURRENT                                                       -                 -                  -                 -
     DEFERRED                                                778,000           168,000          1,288,000           272,000

     LESS VALUATION ALLOWANCE                               (778,000)         (168,000)        (1,288,000)         (272,000)
                                                        ------------         ----------        ----------       ------------
NET (LOSS)                                              $ (2,102,358)        $(456,232)       $(3,479,995)      $  (730,479)
                                                        ============         ===========       ===========      ============

BASIC AND DILUTED LOSS PER SHARE                        $      (0.07)        $   (0.02)       $     (0.14)      $     (0.04)
                                                        ============         ===========       ===========      ============


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONSOLIDATED FINANCIAL STATEMENTS

                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                          (FORMERLY VITRISEAL, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


                                   (UNAUDITED)

                                                                                                 THREE MONTHS      THREE MONTHS
                                                                                                 ENDED JUNE 30,    ENDED JUNE 30,
                                                                                                       2000            1999
                                                                                                 --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     NET (LOSS)                                                                                   $ (2,102,358)    $ (456,232)

     ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH USED
         BY OPERATING ACTIVITIES:

             DEPRECIATION AND AMORTIZATION                                                             102,439          6,943
             ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT                                              970,000
             STOCK OPTIONS                                                                             365,750         12,863
             CHANGES IN CURRENT ASSETS AND LIABILITIES:
                ACCOUNTS RECEIVABLE                                                                   (100,837)             -
                INVENTORY, PREPAID EXPENSES, AND OTHER                                                 (15,537)             -
                ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                 (271,463)        93,152
                                                                                                  ------------     ----------
         NET CASH (USED) BY OPERATING ACTIVITIES                                                    (1,052,006)      (343,274)
                                                                                                  ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     CASH FROM COMPANIES ACQUIRED                                                                       55,063              -
     ACQUISITION OF PROPERTY AND EQUIPMENT                                                            (477,393)       (16,145)
     CAPITALIZED PATENT COSTS                                                                           (3,473)       (22,836)
                                                                                                  ------------     ----------
         NET CASH (USED) BY INVESTING ACTIVITIES                                                      (425,803)       (38,981)
                                                                                                  ------------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

     REPAYMENT OF DEBT ASSUMED IN ACQUISITION                                                         (996,949)             -
                                                                                                  ------------     ----------
         NET CASH (USED) BY FINANCING ACTIVITIES                                                      (996,949)             -
                                                                                                  ------------     ----------
NET (DECREASE) IN CASH                                                                              (2,474,758)      (382,255)

CASH AT BEGINNING OF PERIOD                                                                          5,086,173        980,119
                                                                                                  ------------     ----------
CASH AT END OF PERIOD                                                                             $  2,611,415     $  597,864
                                                                                                  ============     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     NON-CASH ACTIVITIES:
         ACQUISITION OF THERMOFLOW CORPORATION AND LIQUITEK, INC.:
             PROPERTY, PLANT AND EQUIPMENT                                                           1,754,542          -
             COMPLETED TECHNOLOGY                                                                   10,828,000          -
             OTHER INTANGIBLES                                                                         436,000          -
             NOTES PAYABLE AND OTHER DEBT                                                           (1,662,949)         -
             DEFERRED INCOME TAXES                                                                  (3,964,000)         -
             ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT                                              970,000          -
             OTHER, NET                                                                               (283,675)         -
             GOODWILL                                                                               10,347,000          -
                                                                                                  ------------     ----------
     ISSUANCE OF COMMON STOCK AND WARRANTS                                                        $ 18,424,918     $    -
                                                                                                  ============     ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

LIQUITEK ENTERPRISES INC. AND SUBSIDIARIES
Notes to the June 30, 2000 and 1999 Unaudited Condensed Consolidated Financial Statements


1.  ACQUISITION/NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

Acquisition/Nature of Business
------------------------------

On May 26, 2000, Liquitek Enterprises, Inc. (the "Company") completed the acquisitions of Thermoflow Corporation and Liquitek Corporation. In conjunction with the acquisitions, the Company issued 9,661,500 shares of common stock for all the shares of Thermoflow Corporation and 5,000,000 shares for the 50% of the shares of Liquitek Corporation not owned by Thermoflow Corporation. In addition, the Company issued 398,500 common stock purchase warrants in replacement of outstanding Thermoflow Corporation warrants. Thereupon, Thermoflow Corporation and Liquitek Corporation became wholly owned subsidiaries of VitriSeal, Inc. These transactions are sometimes collectively referred to herein as "the Merger." See Note 3.

On July 31, 2000, VitriSeal, Inc. changed its name to Liquitek Enterprises, Inc. because of the recent expansion through acquisitions. The Company's stock symbol changed from "VTSL" to "LQTK" in conjunction with the name change. The name change was implemented to reflect the Company's ownership of a suite of complementary technologies the Company can utilize to solve a variety of liquid separation and purification problems, including industrial wastewater, drinking water, ultra pure water, and desalination solutions. The Company also changed the name of Dancor, Inc. (a wholly-owned subsidiary) to VitriSeal, Inc. to coincide with its VitriSeal-TM- coating process.

Thermoflow Corporation owns and operates a proprietary antifreeze recycling facility in Las Vegas, Nevada. The Thermoflow technology allows recycling of antifreeze to produce fully reformulated antifreeze indistinguishable from antifreeze made from virgin materials. The Thermoflow technology and subsets thereof are capable of economically treating/recycling many other contaminated liquids, including wastewater. Management believes that this technology, which is licensed from a stockholder of the Company (Note 8), is not currently the subject of any active patents.

Liquitek Corporation has licensed a proprietary oily wastewater treatment system to Hawaii's largest recycling company. Liquitek has also developed a proprietary system for recycling carwash wastewater. Liquitek has tested a system in Hiroshima, Japan and has recently completed its second-generation model for further testing in Japan. Liquitek plans to introduce a similar system in the United States upon completion of its Japanese testing.

VitriSeal, Inc., i.e., the subsidiary of the Company, owns the rights to a series of patented processes and proprietary know-how called VitriSeal-TM-. The process is based on inorganic silicate chemistry that makes superior, hard, bright, clear, corrosion-protective coatings on metal surfaces at a fraction of the cost of other clear coatings.

The Company has recently entered into a letter of intent with Distech Limited, a New Zealand corporation with offices in Auckland, New Zealand and its U.S. subsidiary located in Redwood City, California ("Distech"), for the acquisition of all of the shares of stock of Distech. The terms of the letter of intent provide for the issuance of 16,200,000 shares of the Company's restricted common stock for all of the shares of Distech, conditioned upon the satisfactory completion of due diligence to evaluate the Distech technology. Distech has developed unique, state-of-the-art water distillation equipment called the "V-Still." The V-Still incorporates vacuum mechanical vapor recompression technology, combining the benefits of vacuum distillation for low-temperature evaporation and vapor recompression for efficient recycling of heat energy. The result is a cost-efficient system for producing high-purity water in commercial quantities. Several of Distech's technical innovations are protected by international patents. Distech believes that features such as automatic clean-in-place, remote system management over telecommunications links, minimal water pre-treatment, compact size and small foot print, and competitive pricing portend a strong market position for Distech's V-Still equipment.

Reorganization
-----------------

In March of 1999, our predecessor entity (Dancor, Inc.) completed a reverse acquisition with a publicly traded company; this transaction is hereinafter referred to as the "Reorganization."

Basis of Presentation
-----------------

The Company prepared its condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2000 and 1999 without audit by our independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 have been made. Such adjustments consist only of normal recurring adjustments, except for the write-off of in-process research and development acquired from Liquitek Corporation. (see Note 3.)

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB annual report for 1999 previously filed with the Securities and Exchange Commission. See Note 2.

The acquisition of Thermoflow Corporation results in the recognition of operating revenues by the Company. Accordingly, the Company will no longer report as a "development stage company" as has heretofore been required by GAAP.

The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

GOVERNMENT REGULATION

Thermoflow Corporation's facility is subject to certain government regulations regarding hazardous waste management, primarily related to the recycling of ethylene glycol (spent antifreeze) and storage of other hazardous materials used in the recycling process. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material adverse effect upon the capital expenditures, operations, financial condition or competitive position of the Company. Management believes that its current practices and procedures comply with applicable requirements.

Thermoflow Corporation is subject to annual inspections by the Nevada Department of Conservation and Natural Resources, a Division of Environmental Protection (the "Department"), which evaluates compliance with applicable hazardous waste management regulations. No violations were reported by the Department during the 1999 and January 2000 inspections. In addition, Thermoflow Corporation has an active Nevada hazardous materials storage permit that expires on February 28, 2001.

Except as set forth below, the Company's significant accounting policies are as described in the notes to the Company's December 31, 1999 financial statements included in the related form 10-KSB filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying June 30, 2000 financial statements include the accounts of the Company and its wholly-owned subsidiaries. The operations of the subsidiaries acquired on May 26, 2000 are included in the accompanying June 30, 2000, statement of operations from such date. All significant intercompany transactions are eliminated in consolidation.

INTANGIBLE ASSETS OTHER THAN PATENTS

Goodwill and acquired completed technology are amortized on a straight-line basis over 20 years. Assembled workforce and other intangible assets are amortized over 10 years and 2-3 years, respectively, on a straight-line basis. Acquired in-process research and development was valued and recorded, but immediately fully written off in accordance with GAAP treatment for expensing as incurred all research and development expenditures.

3. ACQUISITION OF THERMOFLOW AND LIQUITEK

The Company has accounted for the acquisitions described in Note 1 using the purchase method of accounting. The total purchase consideration of approximately $18,425,000 was allocated as follows, based on the May 26, 2000 estimated fair value of the net assets acquired:

          Completed Technology                     $ 10,828,000
          Goodwill                                   10,347,000
          Other intangible assets                       436,000
          In-process research and
            development (written off)                   970,000
          Property, plant and equipment               1,755,000
          Other, net                                   (284,000)
          Debt assumed                               (1,663,000)
          Deferred income taxes                      (3,964,000)
                                                    ------------
                                  Total            $ 18,425,000
                                                    ============

The purchase price allocation set forth above is based in part on a third-party valuation of the estimated fair value of the Company's restricted common stock issued in the Merger. Such value has been estimated at approximately $1.23 per share, considering blockage and restrictions on sales of such stock.

The estimated fair value of in-process research and development has been immediately expensed because the related technology is not expected to have any alternative future uses.

The table below reflects certain pro forma information as though the Merger occurred at the beginning of each period presented:


                                                                            Six Months Ended
                                                                                 June 30,
                                                                         --------------------------
                                                                            2000            1999
                                                                         ----------      ----------
Revenue                                                                  $  525,000      $  388,000

Loss from continuing operations/net loss                                  3,680,000       2,479,000

Loss per common share, basic and diluted                                      (0.14)          (0.07)


On August 9, 2000, the Company filed with the Securities and Exchange Commission a form 8-K/A which reported certain unaudited pro forma financial information relating to the Merger. As stated therein, such information (including the purchase price allocation) was based on management's preliminary estimates. The revised purchase price allocation set forth in this note reflects an increase in goodwill of approximately $4.8 million, as compared to the preliminary estimate of goodwill reported in the March 31, 2000 pro forma combined balance sheet included in the aforementioned Form 8-K/A. Such increase is principally attributable to (a) deferred income taxes (see Note 5) and (b) finalization of the independent valuation of the estimated fair value of net assets acquired.

As a result of the matters described in the preceeding paragraph, the unaudited pro forma combined 1999 statement of operations before extraordinary credit included in the aforementioned Form 8-K/A has been revised as set forth below:

             Loss from operations              $  3,454,000
                                               ============
             Loss before extraordinary
               credit                          $  3,560,000
                                               ============
             Basic and diluted loss per
               common share before
               extraordinary credit            $       0.10
                                               ============

Because of the finalization of the purchase price allocation, additional pro forma depreciation and amortization expense is reflected, which increased the pro forma combined loss before extraordinary credit by approximately $313,000 ($0.01 per share).

4. STOCK OPTIONS AND WARRANTS

In connection with the Merger, the Company had previously authorized non-statutory options to purchase a total of 775,000 shares of its restricted common stock to certain related parties. When the Merger was consummated on May 26, 2000, such options were granted. The options, which have an exercise price of $2.00 per share and expire on March 31, 2010, vested on the grant date. Management has accounted for these options in accordance with the Company's previously disclosed accounting policies. The Company has not adopted a stock option plan beyond these specific options and those granted in 1999 and February of 2000.

The warrants issued to former Thermoflow Corporation stockholders in the Merger (see Note 1) allow their owners to purchase 360,000 shares of the Company's restricted common stock at $1.00 per share and 38,500 shares of such stock at $2.50 per share. Such warrants expire in May 2002.

5. INCOME TAXES

The Company files its income tax returns using the cash basis of accounting. For the period April 16, 1992 (inception) through May 26, 2000, the Company was considered a start-up entity for federal and state income tax purposes. As a result, research/development and start-up expenses have historically been capitalized for tax purposes while such costs are expensed as incurred for financial reporting purposes. Except as described in the following paragraph, this is the only significant temporary difference at June 30, 2000.

Since the Merger was a non-taxable transaction, the predecessor tax bases of Thermoflow's and Liquitek's assets are carried forward for income tax purposes. Therefore, the amortization/depreciation of the purchase consideration allocated to certain assets acquired described in Note 3 is not deductible by the Company in its future income tax returns. To account for such temporary differences, the Company has recorded a deferred tax liability (representing additional goodwill) of approximately $4.0 million as required by GAAP.

6. GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is engaged in three businesses: development of a metal coating process known as "VitriSeal," recycling antifreeze, and processing other contaminated fluids to recycle them or render them harmless to the environment. The Company has not generated significant revenues in the past. Management expects that the Company will require significant additional capital to advance the development of these operations to the point at which they may become commercially viable. While this need had been previously anticipated for early 2001, the acquisition of Distech (see Note 1), should it come to pass, would require earlier expansion of our capital resources.

7. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The weighted average numbers of common shares outstanding for the quarters ended June 30, 2000 and 1999 were 28,785,307 and 20,839,190 respectively, and for the six-month periods ended June 30, 2000 and 1999, were 25,490,371 and 20,753,121 respectively.

8. TECHNOLOGY LICENSING AGREEMENT WITH STOCKHOLDER

In April 1999, Thermoflow Corporation entered into an Exclusive Worldwide Technology and Know-How Licensing Agreement (the "Licensing Agreement") with a then Thermoflow stockholder, who is now a stockholder of the Company. Under the terms of the Licensing Agreement, the technology described in Note 1 was licensed to Thermoflow in exchange for an annual royalty equal to the greater of $60,000 or 2% of net sales (as defined) through December 31, 2020. At that time, absent earlier termination, all of the rights to and interest in such technology will vest in Thermoflow Corporation.

At June 30, 2000, prepaid royalties to such stockholder were $150,000.

Note 9 - Segment Information

Prior to the acquisitions discussed in Note 1, the Company operated in only one segment--metal coating, which is presently in the development stage. As of approximately June 1, 2000, the Company had three reportable segments; see the tables below. Except as set forth in the next sentence, the segments' significant accounting policies are the same as those described in the notes to the Company's December 31, 1999 financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission. Interest expense is not allocated to individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest, income taxes, and nonrecurring gains and losses.

The Company's reportable segments are strategic business units that offer different products and services. Each segment is managed separately because they use different technologies and market to distinct classes of customers.

The information in the following tables includes operations of the revenue-producing segments only for the month of June 2000. The losses for the metal coating process for the months of April and May, 2000, approximated $426,000.


                                                           (Tables in thousands)

                                                     Metal         Waste
                                                    Coating        Water      Antifreeze
                                                    Process      Treatment     Recycling     Unallocated
                                                    -------      ---------    ----------     -----------

Sales to external customers                         $    -       $      -     $    131       $     -

Segment loss                                        $  243       $    140     $     26       $ 1,267*

Segment assets                                      $  382       $ 13,232     $ 10,772       $ 2,658



* This item includes $297,000 of stock option expense and $970,000 of acquired in-process research and development expense written off. Such research and development expense has been reflected as an unallocated amount because this expense arose only in purchase accounting and is considered a nonrecurring item.

MAJOR CUSTOMERS

For the quarter ended June 30, 2000, three customers of the antifreeze recycling segment individually accounted for at least 10% of consolidated revenues.

10. SUBSEQUENT EVENT

In July 2000, the Company acquired 100% of the outstanding common stock of Interfluid Recycling, Inc., a California corporation ("Interfluid"), in exchange for 200,000 shares of the Company's restricted common stock plus $50,000 cash. In connection with this tax-free transaction, the Company has executed an employment agreement with a former Interfluid stockholder. Such agreement, which is scheduled to expire in June 2003, provides for a minimum annual salary of $120,000 plus certain benefits. During the period ending two years after termination of his employment, such employee has agreed to comply with certain non-compete covenants included in the employment agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Consolidated net revenues for both the three-month and six-month periods ended June 30, 2000, were $130,610 compared to zero revenues for the comparable periods in 1999. Consolidated cost of sales was $100,128 for both the three-month and six-month periods ended June 30, 2000 compared to zero for the comparable periods in 1999. These data yield a gross margin of 23% for the year 2000 periods. The 2000 periods include operations from Thermoflow subsequent to the May 26, 2000 closing while the 1999 periods contain exclusively VitriSeal operations.

Consolidated operating expenses were $2,185,132 for the three months ended June 30, 2000 versus $462,927 for the comparable period in 1999. Such expenses were $3,589,381 for the six months ended June 30, 2000 versus $740,579 for the comparable period in 1999. These increases are attributable to (1.) more aggressive development of the ViriSeal product, (2.) the consolidation of Thermoflow and Liquitek operating expenses, and (3.) the write-off and amortization of intangibles recorded in connection with the acquisitions of Thermoflow and Liquitek. In particular, approximately $970,000 was associated with in-process research and development for the carwash water recycling technology being developed by Liquitek. While this was recorded as an acquired intangible asset in the second quarter of 2000, it was concurrently expensed in accordance with generally accepted accounting principles requiring write-off of such research and development expenses as incurred.

The Company experienced a consolidated net loss and corresponding loss per share $1,805,357 and $0.06, respectively, for the three months ended June 30, 2000, compared to a consolidated net loss and loss per share of $456,232 and $0.02, respectively, for the comparable 1999 period. The Company experienced a consolidated net loss and corresponding loss per share $3,182,995 and $0.12, respectively, for the six months ended June 30, 2000, compared to a consolidated net loss and loss per share of $730,479 and $0.04, respectively, for the comparable 1999 period.

LIQUIDITY

The Company expects to raise additional capital within the next twelve months to fund further development of present and anticipated operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

On May 26, 2000, we completed the acquisition of Thermoflow Corporation and Liquitek Corporation. In conjunction with the acquisitions, we issued 9,661,500 shares of common stock for all the shares of Thermoflow Corporation and 5,000,000 shares for all the shares of Liquitek Corporation not owned by Thermoflow Corporation. In addition, we issued 398,500 common stock purchase warrants in replacement of outstanding Thermoflow Corporation warrants.

None of the shares issued to Thermoflow Corporation stockholders or Liquitek Corporation stockholders were registered under the Securities Act of 1933 at the time of their issuance. In conjunction with a lock-up agreement, we have agreed to register 8,486,825 of the shares issued to Thermoflow Corporation stockholders and 4,970,928 of the shares issued to Liquitek Corporation stockholders on Form S-3 on or before September 25, 2000 ("Registration Statement").

The lock-up agreement provides that the stockholder will be permitted to sell no more than 25% of their Liquitek Shares in the six months following the effective date of the Registration Statement (the "Registration Date"), no more than 25% of their Liquitek Shares during the period beginning six months after the Registration Date until 12 months after the Registration Date, and no more than 25% of their Liquitek Shares during the period beginning 18 months after the Registration Date until 24 months after the Registration Date.


Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.*

              None.

         (b)  Reports on Form 8-K.

              Form 8-K dated May 26, 2000 regarding the acquisitions of Thermoflow Corporation and Liquitek Corporation.

         * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LIQUITEK ENTERPRISES INC.



Date: 8/21/00                  BY:/s/ JOHN W. NAGEL
                                  --------------------------------
                                  Principal Financial Officer and
                                  Chief Accounting Officer