Form 10QSB/A
period 2000-06-30
LIQUITEK ENTERPRISES INC
filed 2000-08-29
CIK 773603

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

Condensed Consolidated Statements of Cash Flows for the Six-month periods ended
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
                                                        ============         ===========       ===========      ============


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONSOLIDATED FINANCIAL STATEMENTS

                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                          (FORMERLY VITRISEAL, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                                                  SIX MONTHS          SIX MONTHS
                                                                                                 ENDED JUNE 30,      ENDED JUNE 30,
                                                                                                       2000              1999
                                                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

     NET (LOSS)                                                                                   $ (3,479,742)    $   (730,479)

     ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH USED
         BY OPERATING ACTIVITIES:

             DEPRECIATION AND AMORTIZATION                                                             108,253           11,310
             ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT                                              970,000                -
             STOCK OPTIONS                                                                             365,750           12,863
             CHANGES IN CURRENT ASSETS AND LIABILITIES:
                ACCOUNTS RECEIVABLE                                                                   (100,837)               -
                INVENTORIES, PREPAID EXPENSES, AND OTHER ASSETS                                          5,387                -
                ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                  (84,087)         113,183
                                                                                                  ------------     ------------
         NET CASH (USED) BY OPERATING ACTIVITIES                                                    (2,215,276)        (593,123)
                                                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     CASH FROM COMPANIES ACQUIRED                                                                       55,063                -
     ADVANCES TO COMPANIES BEING ACQUIRED                                                             (749,316)               -
     ACQUISITION OF PROPERTY AND EQUIPMENT                                                            (559,599)         (18,445)
     CAPITALIZED PATENT COSTS                                                                          (10,162)         (28,468)
                                                                                                  ------------     ------------
         NET CASH (USED) BY INVESTING ACTIVITIES                                                    (1,264,014)         (46,913)
                                                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     ADVANCES FROM RELATED PARTIES                                                                      (6,912)        (331,000)
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                          6,728,000        1,540,000
     REPAYMENT OF DEBT ASSUMED IN ACQUISITION                                                         (996,949)               -
                                                                                                  ------------     ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   5,724,139        1,209,000
                                                                                                  ------------     ------------
NET INCREASE IN CASH                                                                                 2,244,849          568,964

CASH AT BEGINNING OF PERIOD                                                                            366,566           28,900
                                                                                                  ------------     ------------
CASH AT END OF PERIOD                                                                             $  2,611,415     $    597,864
                                                                                                  ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     NON-CASH ACTIVITIES:
         CONVERSION OF ADVANCES FROM RELATED PARTIES TO COMMON STOCK                              $       -        $    169,000
                                                                                                  ============     ============
         MERGER WITH AXR DEVELOPMENT CORPORATION, INC.                                            $       -        $    105,066
                                                                                                  ============     ============
         ACQUISITION OF THERMOFLOW CORPORATION AND LIQUITEK CORPORATION:
             PROPERTY, PLANT AND EQUIPMENT                                                           1,754,542            -
             COMPLETED TECHNOLOGY, GOODWILL AND OTHER INTANGIBLES                                   10,828,000            -
             OTHER INTANGIBLES                                                                         436,000            -
             NOTES PAYABLE AND OTHER DEBT                                                           (1,662,949)           -
             DEFERRED INCOME TAXES                                                                  (3,964,000)           -
             ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT                                              970,000            -
             OTHER, NET                                                                               (283,675)           -
             GOODWILL                                                                               10,347,000            -
                                                                                                  ------------     ------------
     ISSUANCE OF COMMON STOCK AND WARRANTS                                                        $ 18,424,918     $      -
                                                                                                  ============     ============

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

INTANGIBLE ASSETS OTHER THAN PATENTS

Goodwill and acquired completed technology are amortized on a straight-line basis over 20 years. Assembled workforce and other intangible assets are amortized over 10 years and 2-3 years, respectively, on a straight-line basis. Acquired in-process research and development was valued and recorded, but immediately expensed in accordance with GAAP for expensing all research and development costs when the related technology is not expected to have any alternative future uses.

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

The table below reflects certain pro forma information as though the Merger occurred at the beginning of each period presented:


                                                                            Six Months Ended
                                                                                 June 30,
                                                                         --------------------------
                                                                            2000            1999
                                                                         ----------      ----------
Revenue                                                                  $  525,000      $  388,000

Loss from continuing operations/net loss                                  3,680,000       1,703,000

Loss per common share, basic and diluted                                      (0.10)          (0.05)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITION OF THERMOFLOW AND LIQUITEK

As described more fully in Item 1 of this report and in the 8-K report of May 26, 2000, previously filed with the Securities and Exchange Commission, the Company completed the acquisitions of Thermoflow Corporation and Liquitek Corporation on May 26, 2000.

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

Consolidated operating expenses were $2,185,132 for the three months ended June 30, 2000 versus $462,927 for the comparable period in 1999. Such expenses were $3,589,381 for the six months ended June 30, 2000 versus $740,579 for the comparable period in 1999. These increases are attributable to (1.) more aggressive development of the VitriSeal product, (2.) the consolidation of Thermoflow and Liquitek operating expenses, and (3.) the write-off and amortization of intangibles recorded in connection with the acquisitions of Thermoflow and Liquitek. In particular, approximately $970,000 was associated with in-process research and development for the carwash water recycling technology being developed by Liquitek. While this was recorded as an acquired intangible asset in the second quarter of 2000, it was concurrently expensed in accordance with generally accepted accounting principles requiring write-off of such research and development expenses as incurred.

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

                               LIQUITEK ENTERPRISES INC.



Date: 8/29/00                  BY:/s/ JOHN W. NAGEL
                                  --------------------------------
                                  Principal Financial Officer and
                                  Chief Accounting Officer