Form 10QSB
period 2000-09-30
LIQUITEK ENTERPRISES INC
filed 2000-11-20
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------


                          Commission File No. 02-99110


                           LIQUITEK ENTERPRISES, INC.
              ----------------------------------------------------
              (Exact name of Small Business Issuer in its Charter)


                  NEVADA                                 91-1499978
                  ------                                 ----------
     (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
     incorporation or organization)


                               1350 Draper Parkway
                               Draper, Utah 84020
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                    Issuer's Telephone Number: (801) 553-8785



       ------------------------------------------------------------------
                    (Former name, changed since last report)


     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)   Yes /X/   No / /        (2)   Yes /X/    No / /


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              September 30, 2000: Common Stock - 38,008,071 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

Transitional Small Business Issuer Format   Yes / /   No /X/

                            LIQUITEK ENTERPRISES INC.

                                TABLE OF CONTENTS

                                                                                Page
PART I.  FINANCIAL INFORMATION                                                   3

Item 1. Financial Statements:                                                    3

Condensed Consolidated Balance Sheet as of September 30, 2000                    4

Condensed Consolidated Statements of Operations for the Three-month and
Nine-month periods ended September 30, 2000 and 1999.                            5

Condensed Consolidated Statements of Cash Flows for the Nine-month periods
ended September 30, 2000 and 1999.                                               6

Notes to Condensed Consolidated Financial Statements for the Three-month
and Nine-month periods ended September 30, 2000 and 1999.                        8

Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations                       14

PART II. OTHER INFORMATION                                                      15

Item 1. Legal Proceedings                                                       15

Item 2. Changes in Securities                                                   15

Item 3. Defaults Upon Senior Securities                                         15

Item 4. Submission of Matters to a Vote of Security Holders                     15

Item 5. Other Information                                                       15

Item 6. Exhibits and Reports on Form 8-K                                        15

SIGNATURES                                                                      16


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Management of Liquitek Enterprises Inc. ("we," "us," "Company") prepared the condensed consolidated financial statements together with related notes that are filed with this Form 10-QSB Quarterly Report. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

                  LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

                                     ASSETS
Current Assets
       Cash                                                         $    650,411
       Accounts receivable                                               153,697
       Inventory, net                                                    111,934
       Prepaid expenses and other assets                                 255,253
                                                                    ------------
            Total Current Assets                                       1,171,295

Property and equipment, net                                            2,667,538

Acquired completed technology, net of accumulated amortization        10,673,314
Goodwill, net of accumulated amortization                             10,289,210
Patents and other intangibles, net of accumulated amortization           891,162
Advances to company being acquired                                       500,000
Advances to related parties                                               24,666
                                                                    ------------
                 TOTAL ASSETS                                       $ 26,217,185
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses                        $    319,639
       Deferred income taxes, current portion                            280,000
                                                                    ------------
            Total current liabilities                                    599,639

Deferred income taxes                                                  3,800,000

Stockholders' Equity
       Common stock, par value $.001/ share, 100,000,000
            shares authorized, 38,008,071 outstanding                     38,008
       Additional paid-in capital                                     31,190,679
       Subscriptions, stock options and deferred compensation            630,336
       Accumulated deficit                                           (10,041,477)
                                                                    ------------
            Total stockholders' equity                                21,817,546
                                                                    ------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 26,217,185
                                                                    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                            Three Months Ended   Three Months Ended   Nine Months Ended     Nine Months Ended
                                            September 30, 2000   September 30, 1999   September 30, 2000    September 30, 1999
                                            ------------------   ------------------   ------------------    ------------------
Sales                                           $   393,914          $      --            $   524,525           $      --
Cost of Sales                                       303,568                 --                403,697                  --
                                                -----------          -----------          -----------           -----------
      Gross profit                                   90,346                 --                120,828                  --

Operating Expenses
   Selling and distribution expenses                151,043                 --                194,801                  --
   General and administrative expenses              888,107              124,788            3,197,926               467,705
   Research and development expenses                139,977              225,280            1,375,528               622,943
                                                -----------          -----------          -----------           -----------
                                                  1,179,127              350,068            4,768,255             1,090,648

Loss before interest and income tax benefit      (1,088,781)            (350,068)          (4,647,427)           (1,090,648)

Interest income, net                                 18,852                3,795               97,756                13,895

Income tax benefit
   Current                                             --                   --                   --                    --
   Deferred                                         389,000              128,000            1,673,000               400,000

   Less valuation allowance                        (389,000)            (128,000)          (1,673,000)             (400,000)
                                                -----------          -----------          -----------           -----------
Net (loss)                                      $(1,069,930)         $  (346,273)         $(4,549,671)          $(1,076,753)
                                                ===========          ===========          ===========           ===========
Basic and diluted loss per share                $     (0.03)         $     (0.02)         $     (0.15)          $     (0.05)
                                                ===========          ===========          ===========           ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                           Nine Months Ended         Nine Months Ended
                                                                           September 30, 2000        September 30, 1999
                                                                           ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                                 $ (4,549,671)            $ (1,076,753)
   Adjustments to reconcile net (loss) to net cash used
    by operating activities:
      Depreciation and amortization                                              1,407,097                   16,274
      Acquired in-process research and development                                 970,000                     --
      Stock options                                                                108,336                   25,725
      Changes in operating assets and liabilities:
         Accounts receivable                                                       (99,042)                    --
         Inventories                                                               (53,098)                    --
         Prepaid expenses and other assets                                         (14,626)                  (1,324)
         Accounts payable and accrued expenses                                    (147,575)                  19,109
                                                                              ------------             ------------
     Net cash (used) by operating activities                                    (2,378,578)              (1,016,969)
                                                                              ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash from companies acquired                                                     70,867                     --
   Acquisition of Subsidiary Company                                               (50,000)                    --
   Advances to companies being acquired                                         (1,249,316)                    --
   Acquisition of property and equipment                                          (855,417)                 (22,357)
   Capitalized patent costs and Other Technologies                                (995,563)                 (31,392)
                                                                              ------------             ------------
     Net cash (used) by investing activities                                    (3,079,430)                 (53,749)
                                                                              ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances to related parties                                                     (24,666)                (331,000)
   Proceeds from issuance of common stock                                        6,727,999                1,540,000
   Repayment of debt assumed in acquisition                                       (961,481)                    --
                                                                              ------------             ------------
     Net cash provided by financing activities                                   5,741,852                1,209,000
                                                                              ------------             ------------
NET INCREASE IN CASH                                                               283,845                  138,282
CASH AT BEGINNING OF PERIOD                                                        366,566                   28,900
                                                                              ------------             ------------
CASH AT END OF PERIOD                                                         $    650,411             $    167,182
                                                                              ============             ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                           Nine Months Ended         Nine Months Ended
                                                                           September 30, 2000        September 30, 1999
                                                                           ------------------        ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Non-cash activity:
      Conversion of advances from related parties to common stock             $       --               $    169,000
                                                                              ============             ============
      Acquisition of Thermoflow Corporation, Liquitek Corporation,
       and Interfluid Recycling, Inc.
         Property, plant and equipment                                           1,823,593                     --
         Completed technology                                                   10,828,000                     --
         Other intangible assets                                                   770,027                     --
         Notes payable and other debt                                           (1,759,731)                    --
         Deferred income taxes                                                  (4,080,000)                    --
         Acquired in-process research and development                              970,000                     --
         Other, net                                                               (284,976)                    --
         Goodwill                                                               10,463,000                     --
                                                                              ------------             ------------
            Issuance of common stock and warrants                             $ 18,729,913             $       --
                                                                              ============             ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LIQUITEK ENTERPRISES INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements For the Three-month and Nine-month Periods Ended September 30, 2000 and 1999.

1. NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS

On July 1, 2000, we completed the acquisition of Interfluid Recycling, Inc.("Interfluid"). In conjunction with that acquisition, we issued 200,000 shares of restricted common stock and paid $50,000 cash in exchange for all of the outstanding shares of Interfluid Recycling, Inc. Thereupon, Interfluid Recycling, Inc. became a wholly owned subsidiary of VitriSeal, Inc. In connection with this tax-free transaction, the Company has executed an employment agreement with a former Interfluid stockholder. Such agreement, which is scheduled to expire in June 2003, provides for a minimum annual salary of $120,000 plus certain benefits. During the period ending two years after termination of his employment, such employee has agreed to comply with certain non-compete covenants included in the employment agreement. (See Note 3.)

On July 31, 2000, we changed our name from VitriSeal, Inc. to Liquitek Enterprises, Inc. because of our recent expansion through the second quarter acquisitions of Thermoflow Corporation ("Thermoflow") and Liquitek Corporation ("Liquitek"), plus the acquisition described above. Our stock symbol changed from "VTSL" to "LQTK" in conjunction with the name change. The name change was implemented to reflect our ownership of a suite of complementary technologies we can use to solve a variety of liquid separation and purification problems, including industrial wastewater, drinking water, ultra pure water, and desalination solutions. We also changed the name of Dancor, Inc., one of our wholly-owned subsidiaries, to VitriSeal, Inc. to coincide with its VitriSeal-TM- coating process.

Thermoflow Corporation owns and operates a proprietary antifreeze recycling facility in Las Vegas, Nevada. The Thermoflow technology allows recycling of antifreeze to produce fully reformulated antifreeze indistinguishable from antifreeze made from virgin materials. The Thermoflow technology and subsets thereof are capable of economically treating/recycling many other contaminated liquids, including wastewater. Management believes that this technology, which is licensed from a stockholder of the Company (see Note 8), is not currently the subject of any active patents.

Interfluid Recycling, Inc. operates a closed-loop waste antifreeze collection and recycled antifreeze distribution system in the San Diego, California area. Subsequent to the acquisition we added to Interfluid's operations a transfer station for the collection of waste antifreeze and long haul trucking for bulk transportation of both waste and recycled antifreeze. This company is an integral part of the Thermoflow operation, but is a separate legal entity to isolate higher risk operations.

Liquitek Corporation has licensed a proprietary oily wastewater treatment system to Hawaii's largest recycling company. Liquitek has also developed a proprietary system for recycling carwash, laundry and aqueous solvent wastewater. The Company has tested the system in Japan and is presently negotiating sales with a Japanese distributor. Liquitek plans to introduce a similar system in the United States upon completion of its Japanese testing.

VitriSeal, Inc., i.e., the subsidiary of the Company, owns the rights for a series of patented processes and proprietary know-how called VitriSeal-TM-. The process is based on inorganic silicate chemistry that makes superior, hard, bright, clear, corrosion-protective coatings on metal surfaces at a fraction of the cost of other clear coatings.

We remain under a letter of intent with Distech Limited, a New Zealand corporation with offices in Auckland, New Zealand and a U.S. subsidiary in Redwood City, California ("Distech"), for the acquisition of all of the shares of stock of Distech. Distech has developed unique, state-of-the-art water distillation equipment called the "V-Still." The V-Still combines the benefits of vacuum distillation for low-temperature evaporation and vapor recompression for efficient recycling of heat energy. The result is a cost-efficient system for producing high-purity water in commercial quantities. Several of Distech's technical innovations are protected by international patents. Distech believes that features such as automatic clean-in-place, remote system management over telecommunication links, minimal water pre-treatment, compact size and small foot print, and competitive pricing portend a strong market position for Distech's V-Still equipment. The terms of the letter of intent provide for the issuance of 16,200,000 shares of the Company's restricted common stock for all of the shares of Distech, conditioned upon the satisfactory completion of a period of due diligence to evaluate the Distech technology. During the quarter ended September 30, 2000, we advanced Distech $500,000. The advance is due on demand and is non-interest bearing.

REORGANIZATION

In March of 1999, our predecessor entity, Dancor, Inc., completed a reverse acquisition with a publicly traded company; such merger is hereinafter referred to as the "Reorganization."

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2000 and 1999 without audit by our independent auditors. In the opinion of management, all adjustments necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the cash flows for the nine-month periods ended September 30, 2000 and 1999 have been made. Except as described in Note 3, such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

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

Thermoflow is subject to annual inspections by the Nevada Department of Conservation and Natural Resources, a Division of Environmental Protection (the "Department"), which evaluates compliance with applicable hazardous waste management regulations. No violations were reported by the Department during the 1999 and January 2000 inspections. In addition, Thermoflow Corporation has an active Nevada hazardous material storage permit that expires on February 28, 2001.

Except as set forth below, the Company's significant accounting policies are as described in the notes to the Company's December 31, 1999 financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying September 30, 2000 financial statements include the accounts of the Company and its wholly-owned subsidiaries. The operations of the subsidiaries acquired on May 26, 2000 and July 1, 2000 are included in the accompanying statements of operations from such dates. All significant inter-company transactions are eliminated in consolidation.

INTANGIBLE ASSETS OTHER THAN PATENTS

Goodwill and acquired completed technology are amortized on a straight-line basis over 20 years. Assembled workforce, acquired customer base and other intangible assets are amortized over 10, 5 and 2-3 years, respectively, on a straight-line basis.

3. ACQUISITION OF INTERFLUID

The Company has accounted for the acquisition of Interfluid Recycling, Inc. using the purchase method of accounting. The total purchase consideration of approximately $305,000 was allocated as follows, based on the July 1, 2000 estimated fair value of the net assets acquired:

     Non-compete covenant                 $  25,000
     Established customer base              309,027
     Goodwill                               116,000
     Property and equipment                  69,051
     Other, net                              (1,301)
     Debt assumed                           (96,782)
     Deferred income taxes                 (116,000)
                                          ---------
                       Total              $ 304,995
                                          =========

The above purchase price allocation is preliminary and is based only on management's estimates; thus, it is subject to adjustment during the allocation period.

The purchase price is based in part on the estimated fair value of the Company's restricted common stock issued in the acquisition in conformity with the valuation concepts used in the previous quarter for the Thermoflow and Liquitek acquisitions. Such value has been estimated at approximately $1.27 per share, considering blockage and restrictions on sales of such stock.

The table below reflects certain pro forma information as though the Interfluid, Thermoflow and Liquitek acquisitions (all of which were recorded using the purchase method of accounting) occurred at the beginning of each period presented:

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                      2000             1999
                                                   ----------       ----------
     Sales                                          1,120,000          820,000
     Loss from continuing operations/net loss      (4,780,000)      (2,825,000)
     Loss per common share, basic and diluted           (0.12)           (0.08)


Interfluid's sales approximated $325,000 and 255,000 for the nine month periods ended September 30, 2000 and 1999, respectively. Interfluid's net income or loss for such periods is not material to the accompanying financial statements.

4. STOCK OPTIONS AND WARRANTS

In May, 1999 and February, 2000, the Company granted non-statutory stock options to purchase 1,225,000 post-Reorganization shares of our Common Stock to certain employees, directors, and outside consultants at an exercise price of $1.75 per share. Such options, which expire on June 30, 2009, became exercisable on the date of grant. In connection with the second quarter acquisitions of Thermoflow and Liquitek, the Company granted non-statutory options to purchase a total of 775,000 shares of its restricted common stock to certain related parties. These latter options, which have an exercise price of $2.00 per share and expire on March 31, 2010, vested on May 26, 2000. Management has accounted for these options in accordance with the Company's previously disclosed accounting policies. The Company has not adopted a stock option plan beyond these specific options.

The warrants issued to former Thermoflow Corporation stockholders as part of the second quarter acquisition of Thermoflow allow their owners to purchase 360,000 shares of the Company's restricted common stock at $1.00 per share and 38,500 shares of such stock at $2.50 per share. Such warrants expire in May, 2002.

5. INCOME TAXES

The Company files its income tax returns using the cash basis of accounting. For the period April 16, 1992 (inception) through May 25, 2000, the Company was considered a start-up entity for federal and state income tax purposes. As a result, research/development and start-up expenses have historically been capitalized for tax purposes while such costs are expensed as incurred for financial reporting purposes. This item and the matters described in the following paragraphs are the only significant temporary differences between the business and tax accounting records at September 30, 2000.

Since the acquisition was a non-taxable transaction, the predecessor tax bases of Interfluid's assets are carried forward for income tax purposes. Therefore, the amortization/depreciation of the purchase consideration allocated to certain assets acquired described in Note 3 is not deductible by the Company in its future income tax returns. To account for such temporary differences, the Company has recorded a deferred tax liability (representing additional goodwill) of $116,000 as required by GAAP.

As disclosed in the Company's June 30, 2000 Form 10-QSB, the non-taxable acquisition of Thermoflow and Liquitek resulted in significant temporary differences of the type discussed in the preceding paragraph.

6. GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is engaged in three businesses: development of a metal coating process known as "VitriSeal," recycling antifreeze, and processing other contaminated fluids to recycle them or render them harmless to the environment. The Company has not generated significant revenues in the past. Management expects that the Company will require significant additional capital to advance the development of these operations to the point at which they generate operating cash flow. While this need had been previously anticipated for early 2001, the acquisition of Distech (see Note 1), should it come to pass, would require earlier expansion of our capital resources. In anticipation of that acquisition, the Company is presently seeking equity investment through a private placement offering.

7. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The weighted average numbers of common shares outstanding for the quarters ended September 30, 2000 and 1999 were 37,951,247 and 20,839,190 respectively, and for the nine-month periods ended September 30, 2000 and 1999, 29,674,315 and 20,782,126 respectively.

8. TECHNOLOGY LICENSING AGREEMENT WITH STOCKHOLDER

In April 1999, Thermoflow Corporation entered into an Exclusive World-wide Technology and Know-how Licensing Agreement (the "Licensing Agreement") with a then Thermoflow stockholder, who is now a stockholder of the Company. Under the terms of the Licensing Agreement, the technology described in Note 1 was licensed to Thermoflow in exchange for an annual royalty equal to the greater of $60,000 or 2% of net sales (as defined) through December 31, 2020. At that time, absent earlier termination, all of the rights to and interest in such technology will vest in Thermoflow Corporation.

At September 30, 2000, prepaid royalties to such stockholder were $150,000.

9. SEGMENT INFORMATION

Prior to the acquisitions discussed in Note 1, the Company operated in only one segment - metal coating, which is in the development stage. As of approximately June 1, 2000, the Company had three reportable segments; see the table below. Except as set forth in the next sentence, the segments' significant accounting policies are the same as those described in the notes to the Company's December 31, 1999 financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission. Interest income and parent company overhead are not allocated to individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest, income taxes and non-recurring gains and losses.

The Company's reportable segments are strategic business units that offer different products and services. Each segment is managed separately because they use different technologies and/or market to distinct classes of customers.

The following table, which sets forth certain information as of September 30, 2000 or for the nine months then ended, includes operations of the revenue-producing segments only for the months of June through September 2000.

                                             (In thousands)

                        Metal         Waste
                       Coating        Water     Antifreeze
                       Process      Treatment   Recycling    Unallocated     Total
                       -------      ---------   ----------   -----------     -----
Sales to external
    customers          $  --        $    26      $   499        $  --        $   525
Segment loss             1,095        1,354          241          1,957        4,647
Segment assets             580       12,937       11,309         24,655       49,481

Unallocated segment assets consist primarily of investments in subsidiaries (approximately $18.7 million), subsidiary payables to the Company (approximately $4.7 million), and other assets (approximately $1.2 million). The former two amounts were eliminated in consolidation.

MAJOR CUSTOMERS

For the quarter ended September 30, 2000, two customers of the antifreeze recycling segment individually accounted for at least 10% of consolidated revenues. Further, one customer accounted for all of the revenues of the waste water treatment segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITION OF INTERFLUID RECYCLING, INC.

As described more fully in Item 1 of this report, the Company completed the acquisition of Interfluid Recycling, Inc. on July 1, 2000.

RESULTS OF OPERATIONS

Consolidated net revenues for the three-month and nine-month periods ended September 30, 2000, were $393,914 and $524,525, respectively, compared to zero revenues for the comparable periods in 1999. Consolidated cost of sales was $303,568 for the three-month and $403,697 for the nine-month periods ended September 30, 2000 compared to zero for the comparable periods in 1999. These data yield gross margins of 23% and 23% for the three-month and nine-month periods for the year 2000. The 2000 periods include operations from Thermoflow, Liquitek and Interfluid while the 1999 periods contain exclusively VitriSeal operations.

Consolidated operating expenses were $1,179,127 for the three months ended September 30, 2000 versus $350,068 for the comparable period in 1999. Such expenses were $4,768,255 for the nine months ended September 30, 2000 versus $1,090,648 for the comparable period in 1999. These increases are attributable to (1.) more aggressive development of the VitriSeal product, (2.) the consolidation of Thermoflow, Liquitek and Interfluid operating expenses, and (3.) the write-off and amortization of intangibles recorded in connection with the acquisitions of Thermoflow, Liquitek and Interfluid. In particular, $970,000 was associated with in-process research and development for the carwash water recycling technology being developed by Liquitek. While this was recorded as an acquired intangible asset in the second quarter, 2000, it was concurrently fully written off in accordance with generally accepted accounting principles requiring write-off of acquired in-process research and development expenses at purchase when the related technology is not expected to have any alternative future uses.

The Company experienced a consolidated net loss and corresponding loss per share of $1,069,930 and $0.03, respectively, for the three months ended September 30, 2000, compared to a consolidated net loss and loss per share of $346,273 and $0.02, respectively, for the comparable 1999 period. The Company experienced a consolidated net loss and corresponding loss per share of $4,549,670 and $0.15, respectively, for the nine months ended September 30, 2000, compared to a consolidated net loss and loss per share of $1,076,753 and $0.05, respectively, for the comparable 1999 period.

LIQUIDITY

The Company expects to raise additional capital within the next twelve months to fund further development of present and anticipated operations.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

On July 1, 2000, we completed the acquisition of Interfluid Recycling, Inc. In conjunction therewith, we issued 200,000 shares of common stock and paid $50,000 cash for all of the outstanding shares of Interfluid Recycling, Inc.

None of the shares issued to Interfluid Recycling, Inc. stockholders were registered under the Securities Act of 1933 at the time of their issuance. In conjunction with a lock-up agreement, we have agreed to register all 200,000 of the shares issued to Interfluid Recycling, Inc. stockholders on Form S-3 on or before November 1, 2000 ("Registration Statement"). Such registration statement has not yet been filed.

The lock-up agreement provides that the stockholders will be permitted to sell no more than 25% of their Liquitek Shares in the six months following the effective date of the Registration Statement (the "Registration Date"), no more than 25% of their Liquitek Shares during the period beginning six months after the Registration Date until 12 months after the Registration Date, and no more than 25% of their Liquitek Shares during the period beginning 18 months after the Registration Date until 24 months after the Registration Date.

On September 19, 2000, the Company filed a Form 8-A to register all of the common stock of the Company pursuant to Rule 12(g) of the Securities and Exchange Act of 1934.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.*

          None.

     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K/A on August 9, 2000, which amended the Form 8-K filed on June 12, 2000, regarding the company's acquisition of Thermoflow and Liquitek Corporations. The Form 8-K/A is incorporated herein by this reference.

     * A summary of any Exhibit is modified in its entirety by Reference to the actual Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIQUITEK ENTERPRISES INC.



Date: 11/20/00                          BY: /s/ LESTER W. B. MOORE
                                            --------------------------------
                                            Chief Executive Officer



Date: 11/20/00                          BY: /s/ JOHN W. NAGEL
                                            --------------------------------
                                            Chief Financial Officer