Form 10KSB40
period 2000-12-31
LIQUITEK ENTERPRISES INC
filed 2001-04-16
CIK 773603

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For transition period from ___________ to ____________


                         Commission File Number 02-99110


                           LIQUITEK ENTERPRISES, INC.
                 (Name of Small Business issuer in its charter)


             NEVADA                                      91-1499978
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           1350 Draper Parkway
             DRAPER, UTAH                                               84020
(Address of Principal Executive Office)                               (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (801) 553-8785

                             -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange
          Title of each class                   on which registered:
          -------------------                   ---------------------
                None                                    None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK -- $.001 PAR VALUE
                                (Title of class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. /X/

     The registrant had net revenues for the fiscal year ended December 31, 2000, of $979,354.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2000 was approximately $34.6 million based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau, LLC.

     The number of shares of Common Stock of the registrant outstanding as of December 31, 2000 was 38,126,737. Another 11,359,593 restricted shares of Common Stock of the registrant have been issued in connection with the exchange of shares with common stockholders of Distech Limited in a tax-free, stock-for-stock reorganization, but such issuance has not been reflected in the registrant's December 31, 2000 financial statements because of contingencies in the acquisition transaction. Subsequent to December 31, 2000, the registrant issued 4,840,407 additional restricted shares of Common Stock in acquiring the remaining 29% interest in Distech Limited.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Our Proxy Statement is hereby incorporated by reference into Part III hereof. We anticipate that this document will be filed within 120 days from the close of our fiscal year for 2000.

     Transitional Small Business Disclosure Format (check one):

     Yes / /                  No /X/

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

     Note that some of our previous SEC filings for VitriSeal, Inc. are listed in the Edgar database (www.sec.gov) under VitroSeal rather than VitriSeal.


ITEM 1. BUSINESS


Description of Business

     The Company's operations changed dramatically in 2000. Prior thereto, we had been focused exclusively on developing a new coating for aluminum and other metals. With a series of acquisitions during the year, operations were diversified to include antifreeze recycling and water treatment systems for purification, reclamation and decontamination. A more detailed description of each of these businesses is presented below, and a detailed description of each acquisition is presented below under the heading "Acquisitions and Name Changes."

     A further major change during the year was accomplished through the hiring of Lester W. B. Moore as Chief Executive Officer. Mr. Moore came to the Company with successful top executive experience in operating several businesses, among them the most popular tourist attraction in the state of Hawaii and a major food service company. Mr. Moore implemented a strong planning regimen upon coming aboard in August 2000. He also brought about changes in top level management personnel for the Company's subsidiaries.


Reorganization

     The legal entity today known as Liquitek Enterprises, Inc. (the "Company" or "LEI") has existed under three names over the past few years. The present name was adopted in July 2000 after the acquisitions of Thermoflow Corporation ("Thermoflow") and Liquitek Corporation ("LC") when the predecessor name, VitriSeal, Inc., was deemed no longer descriptive of a company with operations more broadly based than just metals coating. See "Acquisitions and Name Changes" below. The name VitriSeal, Inc., in turn, had been adopted in 1999 upon completion of a "reverse acquisition" of Dancor, Inc. ("Dancor"), a Delaware corporation, by AXR Development Corporation, Inc. ("AXR"), a Nevada corporation.

     The acquisition of Dancor by AXR, consummated on March 18, 1999, was accomplished through a tax-free, stock-for-stock reorganization. At that time, AXR was a dormant entity with no material assets, no significant operations and no revenues since 1989. Dancor was a development stage company engaged in research and development of a new coating process for aluminum and other metals. The acquisition was accounted for as a capital stock transaction as opposed to a "business combination" as that term is defined by generally accepted accounting principles. Thus, the reorganization is reported in the financial statements as a re-capitalization with Dancor considered the acquirer for accounting purposes and AXR the acquirer for legal entity purposes (a "reverse acquisition"). Until March 18, 2000, the stock issued to the shareholders in Dancor, Inc. was restricted as "Rule 144 stock" as it is not registered under the Securities Act.

     The Company's common stock trades on the Nasdaq OTC Bulletin Board under the symbol "LQTK."


Metal Coating Business

     When the name of the publicly traded company was changed to Liquitek Enterprises, Inc., the former name, VitriSeal, Inc., was adopted by the wholly-owned subsidiary previously known as Dancor. VitriSeal, Inc. ("VitriSeal") now refers to the Company's subsidiary corporation engaged in the metal coating business.

     VitriSeal's focus is exclusively on the VitriSeal(TM) process, a patented process based on inorganic silicate chemistry that makes bright, clear, corrosion-protective coatings on metal surfaces at a lower cost than other clear coatings. VitriSeal(TM), a waterborne coating, has little to no organic vapor emissions and creates minimal waste during the normal process operation. Accordingly there are no abnormal regulatory impacts or special governmental approval requirements on the VitriSeal(TM) application process, either in our facility or in potential licensees' facilities. We believe that existing products in the market are inferior in terms of performance, cost, and environmental impacts, giving VitriSeal a significant competitive advantage.

     The VitriSeal(TM) coating combines many of the attributes of other types of coatings, e.g., anodizing, chrome plating and painting. When applied to polished aluminum, VitriSeal(TM) chemically bonds to the surface. It is hard and shiny, similar to chrome plating. It has corrosion and weathering resistance comparable to organic paint coatings. Further, it does not delaminate, or "creep back," from damage locations as chrome plating and painting do. Because this unique combination of properties in one product has not previously been available in the market place, and because the Company has endeavored to protect its interests through the pursuit of appropriate patents, management believes the VitriSeal(TM) process has substantial commercial potential.

     Market opportunities in the coatings industry are vast and encompass a wide variety of areas. Recently passed environmental regulations, escalating costs of organic chemical raw materials, heightened expectations for performance, and increased demand for all types of coatings have forced the industry to search for new technologies to answer the toughest question it faces - whether or not the industry can find a coating that simultaneously provides high performance, low cost, and environmental friendliness. These external conditions acting on the industry are causing an internal industry revolution that adds to the potential for our technology.

     In July 2000, we established a pilot production facility near Detroit, Michigan, wherein automotive wheels and other aluminum products would be coated. We also worked with an automotive after-market wheel manufacturer, which is a leading producer of bright, polished, one-piece forged aluminum wheels, to further refine the chemistry of the process and the mechanics of applying the coating. These efforts led to what we believe will be a commercially viable application process featuring uniform quality of the product and competitive economics. The wheel manufacturer has announced its intentions to start marketing the availability of VitriSeal(TM)-coated wheels. It has also committed to manufacturing an initial lot of wheels to be sent to the Detroit facility for coating. We expect this will result in the first contract-coating revenue to the Company in the second quarter of calendar 2001. Their announcement has stimulated inquiries from other wheel manufacturers to whom we plan to make the process available, either on the basis of contract-coating or on the basis of a license for use of our technology in their own production operations.

     Beyond after-market automotive wheels, we expect to provide contract-coating services to refurbishers of medium and heavy duty truck wheels, fabricated aluminum products, extruded aluminum products and sheet/coil aluminum products. Over the longer term, we expect to license the use of our technology and the trademarked "VitriSeal" name in these same industries plus the original equipment manufacturers who supply wheels to automobile manufacturers.

     The improvements and refinements in the VitriSeal(TM) process that resulted from our on-going laboratory research during the past year afforded us the opportunity to file in July 2000 additional patent applications that covered state-of-matter claims. The research and development program defined for 2001 includes further support of these patent applications and other process and/or state-of-matter applications that would incorporate what is learned during the research process. VitriSeal has been almost exclusively a research and development company, though we expect to commence revenue-generating activities in 2001. Research and development expenditures over the past two fiscal years have amounted to $719,008 in 2000 and $650,194 in 1999.

     In January 1997, we retained the services of Hamlin M. Jennings, Ph.D., a professor at Northwestern University, as an independent contractor on a month-to-month basis as a technical specialist to perform development work to enable VitriSeal(TM) to be sufficiently elastomeric, or flexible, for commercialization and to research the properties of VitriSeal(TM) and prior art to develop a scientific explanation of the VitriSeal(TM) process. The Company has decided to bring its research and development activities in house and move its laboratory to the Detroit facility. Dr. Changle Liu has been hired as an employee (see below), and Dr. Jennings has been notified that his services as a consultant will be terminated as of April 30, 2001.

     In February 2000, we hired Paul G. Kokx as Executive Vice-President and General Manager of VitriSeal, Inc. He has an extensive background in the automotive and aluminum industries and most recently was the operations manager for the after-market wheel manufacturer with whom we are introducing VitriSeal(TM) coated wheels to the market. Mr. Kokx's initial assignment was the development of the production facility near Detroit. He was appointed President of VitriSeal, Inc. in October 2000.

     In March 2001, we added Changle Liu, Ph.D., and an additional full-time technician to our technical staff to accelerate the realization of commercial success from our research and development activities. Dr. Liu has extensive experience in silicate chemistry and will head VitriSeal's research and development activities. Through employees and contractors, we now have six full-time and two part-time staff working for VitriSeal. None of the employees is represented by a labor union, and we consider our relations with our employees to be excellent.

Antifreeze Recycling Business

     Through the acquisitions of Thermoflow Corporation ("Thermoflow") on May 26, 2000 and Interfluid Recycling, Inc.,a California corporation, on July 1, 2000, and the incorporation of Interfluid Environmental Services, Inc., a Nevada corporation, on April 17, 2000, the Company entered the antifreeze recycling business. Thermoflow operates a recycling plant in Las Vegas, Nevada, that makes use of gravity separation, physical-chemical separation, filtration, electro-dialysis and distillation technologies to recover ethylene glycol ("EG") from waste antifreeze. The recovered EG is diluted to 50/50 strength with de-ionized distilled water, then mixed with corrosion inhibitors and packaged for sale. The end product is a reformulated antifreeze virtually indistinguishable from antifreeze made from virgin materials. Most of the end product is sold in bulk to mines and other large-scale users. Product is also sold in 55-gallon drums and in one-gallon bottles for retail distribution.

     The technology employed in Thermoflow's operations was developed by one of the founders of that company, who is now retired, but two of his sons who were instrumental in building the business remain employed with Liquitek Corporation (see "Water Treatment Business" below). Both Thermoflow and Liquitek operate under a license granted by the retired founder. The license runs through the year 2020 whereupon the technology becomes fully owned by the Company. The license bears a royalty of .5% of sales based on the technology with a minimum royalty of $5,000 per month.

     Interfluid Recycling's business prior to the acquisition was a closed-loop recycling service in the San Diego, California area. With a large and expanding client base, Interfluid Recycling picked up waste antifreeze from and delivered recycled product to auto repair shops, oil change shops, fleet operators, and other customers. Interfluid Recycling had been owned principally by Rodney L. Schaefer, who was also the operator of that business. Interfluid Environmental was organized in advance of, but in anticipation of, the Interfluid Recycling acquisition to function as the transportation arm of the antifreeze recycling business. Since the acquisition on July 1, 2000 of Interfluid Recycling, that company and Interfluid Environmental have been operationally one and the same (Interfluid Recycling and Interfluid Environmental are collectively referred to as "Interfluid"). Upon the acquisition of his company, Mr. Schaefer became the President of Thermoflow Corporation as well as remaining President of Interfluid.

     Mr. Schaefer's primary task has been to develop and expand a stable supply of waste antifreeze for the Thermoflow plant, then to generate additional sales contracts to provide profitable sales outlets for the additional recycled product. Interfluid, itself, helped on both of these fronts by directing the waste it collected to the Thermoflow plant and by buying its recycled product for the San Diego market from Thermoflow. Thermoflow's marketing efforts are focused on expanding its sources of waste to be treated and outlets for its recycled products.

     Several physical changes at the Thermoflow facility were necessary to increase revenues. In addition to acquiring the closed-loop operation, we acquired two over-the-road trucks and four trailers (5,000 gallon tankers) to accommodate the hauling of waste and finished product, which makes us more competitive in both markets. Further, we expanded the storage at the Las Vegas plant for both waste and finished product, thus allowing continuous production flow through the plant. Finally, we added a tanker washout facility on the plant premises to alleviate a threat to our business from the potential shutdown (for infringement of environmental regulations) of a nearby truck stop.

     The Thermoflow plant is also capable of treating/recycling other contaminated liquids, including wastewater. Management is exploring the possibility of treating wastewater at the Las Vegas facility in a manner that uses the capacity of the physical-chemical (PC) equipment while the slower throughput electro-dialysis equipment is processing antifreeze that has already been processed through the PC system.

     With the foregoing advances in the state of Thermoflow's operations, we are becoming more competitive throughout a broad region. There are no other antifreeze recycling processors in the Las Vegas area, but there are major processors in the Los Angeles and San Francisco areas. We have to compete for both product and customers in those areas where competition is intense. Our transportation arm has allowed us to compete more effectively. We also attempt to differentiate ourselves from competition on the bases of higher quality end product, environmental friendliness in our operations and better service to our customers.

     Thermoflow has an excellent record with the State of Nevada for maintaining compliance with environmental regulation. We are closely monitored with periodic inspections of our operations, none of which has given rise to any negative consequences. By the nature of its business, Thermoflow not only operates clean itself, but also makes an important contribution to improving the environment and fostering beneficial re-use of resources. For the long-term expansion plans of the business, further development of government regulation of antifreeze disposal is likely to expand the opportunities for our business.

     While our other businesses have been and remain highly oriented to research and development, Thermoflow has gone beyond that stage. Its expenditures for research and development over the past two fiscal years have been immaterial. While there will be some testing of minor modifications to the electro-dialysis process in 2001, research and development expenditures are again expected to play a very minor role in the financial results.

     Thermoflow and Interfluid together employ 14 people full time, none of whom is represented by a labor union. We consider our relations with our employees to be excellent.

Water Treatment Business

     The Company's initial venture into the water treatment business came with the acquisition of Liquitek Corporation ("LC") on May 26, 2000. LC was previously owned 50% by Thermoflow and 50% by EET Corporation, an environmental health, safety and information service consultancy based in Knoxville, Tennessee. As noted for Thermoflow, some of LC's technologies are being used under a license granted by a founder of the business. The $5,000 per month minimum royalty noted above is being shared equally by the two subsidiaries.

     LC has licensed a proprietary oily wastewater treatment system to Hawaii's largest oil recycling company. LC has also developed a proprietary, small-scale system for reclaiming water from car washes, laundries and parts cleaning applications. In conjunction with a Japanese customer, this system is being tested for use in an environment where water conservation is of great regulatory importance. Finally, LC is working with a paper recycling plant in Mexico to develop a water treatment system that will minimize the draw of fresh water from a river for plant operations and decontaminate the waste that is dumped downstream back into the river.

     The foregoing examples demonstrate the offerings that LC has for its customers: (1) licenses and equipment sales for technologies that treat large volumes of contaminated fluids, (2) sales of standardized equipment packages for smaller volumes of contaminated fluids, and (3) engineering services for solutions to non-standard applications. They also exemplify LC's contributions to solving environmental problems rather than creating them.

     With the present on-going revenue stream for LC limited to just the Hawaii license, there is clearly an existing dependence on a very small customer base. The Company's 2001 Operating Plan is oriented to alleviating that condition. The Hawaii system can be replicated in other waste processing facilities anywhere in the world, and the other systems also have the potential for world-wide application. Management believes 2001 will be a breakthrough year with sales of multiple products and services to a variety of customers.

     The technologies employed by LC are largely derived from those used by Thermoflow in the antifreeze recycling business: gravity separation, physical-chemical separation, filtration, electro-dialysis and distillation. These technologies, plus the Distech technology described below, constitute complementary solutions to a variety of liquid separation and purification problems, including industrial wastewater, drinking water, ultra-pure water and desalination.

     The operation of the larger scale water treatment systems is usually subject to regulation by state and/or local authorities. As the end products are dry solids that can be burned or incorporated into road beds and relatively clean water that can be disposed of through sewer systems, regulation of our operations has not been a threat to the well being of our business. Again, we are a contributor to a healthy environment, not a cause of an unhealthy environment.

     A second venture into the water treatment business has come through the acquisition of Distech Limited, a New Zealand corporation ("Distech"). Distech has developed unique, fail-safe, state-of-the-art, sub-atmospheric water distillation technology. The equipment incorporates vacuum distillation for low temperature evaporation and vapor compression for efficient recycling of heat energy. The result is a cost-efficient system for producing high-purity water in commercial quantities. Several of Distech's technical innovations are protected by international patents. Management believes that features such as automatic clean-in-place (to protect against the adversities of scaling), remote system management over telecommunication links, minimal pre-treatment requirements, compact size, small footprint and competitive pricing portend a strong position for this equipment.

     The Distech technology is expected to be useful in water bottling, recycling, desalination and ultra-pure water situations. Perhaps the biggest potential for the equipment rests with groundwater remediation applications. Late last year, the equipment was tested by a nationally recognized laboratory to assess its efficacy in removing MTBE, other fuel oxygenates, TCE, PCE and other contaminants where leaks have occurred that threaten contamination of public drinking water supplies. Laboratory tests were very favorable. Using an artificially created test solution with an abnormally high contaminant content, the Distech equipment removed approximately 99% of the contaminant. Additional testing is underway with samples from a live contamination site being processed in the laboratory and preparations for field testing at the contamination site being completed. The equipment may provide significant cost savings in cleaning up contaminated sites that plague municipalities, oil companies and service station operators wherever MTBE has been used.

     Research and development activities continue to be an important part of the business of this subsidiary. Over the past two years, nearly all of Distech's operations have been focused on research and development. The Company's 2001 Operating Plan calls for further investment in research and development on the order of $1.4 million. These funds will be used to broaden the product line, and thereby the range of potential customers, as well as to adapt existing equipment designs to specific applications for which minor modifications are necessary.

     There is an obvious overlap of markets between LC and Distech. The suite of complementary technologies is expected to offer us a competitive solution for multiple water treatment situations. It is expected that eventually the two companies will be merged into a single legal entity. In the meantime, both companies are under the operational direction of a single President, Kent H. Price. Mr. Price has had extensive general management and international business experience in a variety of industries with privately held and Fortune 100 companies. He is a certified manufacturing engineer with a strong background in manufacturing operations.

     The water treatment companies together employ 16 full-time personnel. They also make use of an extensive network of consultants in various capacities. The in-house staff is primarily dedicated to research and development work and some final assembly production. Fabrication of components is subcontracted to suppliers until sales volumes warrant a change. None of these employees is represented by a labor union. We consider our relations with our employees to be excellent.


Acquisitions and Name Changes

     On May 26, 2000, we completed the acquisitions of Thermoflow Corporation and Liquitek Corporation. In conjunction with the acquisitions, we issued 9,661,500 shares of restricted common stock for all the shares of Thermoflow Corporation and 5,000,000 restricted shares for the 50% of the shares of Liquitek Corporation not owned by Thermoflow Corporation. In addition, we issued 398,500 common stock purchase warrants in replacement of outstanding Thermoflow Corporation warrants. Thereupon, Thermoflow Corporation and Liquitek Corporation became wholly owned subsidiaries of the Company.

     On July 1, 2000, we completed the acquisition of Interfluid Recycling, Inc. In conjunction with that acquisition, we issued 200,000 shares of restricted common stock and paid $50,000 cash in exchange for all of the outstanding shares of Interfluid Recycling, Inc. Thereupon, Interfluid Recycling, Inc. became a wholly owned subsidiary of the Company. In connection with this tax-free transaction, the Company executed an employment agreement with Mr. Schaefer, the former majority stockholder of Interfluid Recycling, Inc. The employment agreement, which is scheduled to expire in June 2003, provides for a minimum annual salary of $120,000 plus certain benefits. During the period ending two years after termination of his employment, Mr. Schaefer has agreed to comply with certain non-compete covenants included in the employment agreement.

     On July 31, 2000, we changed our name from VitriSeal, Inc. to Liquitek Enterprises, Inc. because of our recent expansion through the aforementioned acquisitions of Thermoflow Corporation, Liquitek Corporation and Interfluid Recycling, Inc. Our stock symbol was also changed from "VTSL" to "LQTK" in conjunction with the name change. The name change was implemented to reflect our ownership of a suite of complementary technologies we can use to solve a variety of liquid separation and purification problems, including industrial wastewater, drinking water, ultra pure water, and desalination solutions. We also changed the name of Dancor, Inc., one of our wholly-owned subsidiaries, to VitriSeal, Inc. to identify with its VitriSeal(TM)-branded coating process.

     Except for certain contingencies that remain unfulfilled as of the date of this filing, on November 30, 2000, Liquitek Enterprises, Inc. acquired from six shareholders of Distech Limited, holding among them 71% of the equity securities issued by Distech Limited, all of their interests in Distech Limited on the basis of three Liquitek Enterprises, Inc. restricted securities for every one Distech Limited security. A subsequent takeover offer was extended to the remaining shareholders, as required under New Zealand securities law, on the same terms. This offer was accepted by the remaining shareholders by February 12, 2001. Hence, Liquitek Enterprises, Inc. now owns 100% of the equity securities of Distech Limited. The acquisition has not been reflected, either at December 31, 2000 or subsequent thereto, in the records of Liquitek Enterprises, Inc. because of the aforementioned contingencies. In particular, the former Distech Limited shareholders have the right to rescind their stock exchanges if Liquitek Enterprises, Inc. does not raise US$5,000,000 of fresh equity by September 30, 2001. So long as this contingency remains, Liquitek Enterprises, Inc. will control the operations of Distech Limited, but will not record the acquisition nor consolidate Distech's results with its other operations in its financial reporting. As of December 31, 2000, the Company had advanced $620,000 in working capital to Distech. A receivable for these advances is shown in the financial statements included with this report.

     Another element of contingency with respect to the Distech acquisition concerns approximately 1,640,000 shares of the Company's restricted common stock that are included in the 16,200,000 share consideration for 100% of the equity interests in Distech, but are being held in escrow as collateral for an indemnity agreement provided to the Company by a former Distech stockholder/officer/director. The indemnity agreement regards any losses or claims that may arise within a specified time period concerning Distech's intellectual property. Under certain circumstances, these escrowed shares may be released in December 2001 and December 2002.

Insurance

     Liquitek Enterprises, Inc. maintains general liability, umbrella, directors and officers liability, property and vehicle insurance policies. Management believes that the insurance in place will be adequate for our anticipated immediate and near future needs.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal executive offices are located at 1350 East Draper Parkway, Draper, Utah. We share offices with HydroMaid International, Inc., Lighthouse, Inc. and other interests of Culley W. Davis, the Chairman of the Company and owner of the property where the offices are located. Our present occupancy is for approximately 3,600 square feet of fully furnished offices at a monthly rental of $7,200.

     We renewed a lease that now expires April 15, 2001, for a business office located at 1101 Dove Street, Suite 235, Newport Beach, California, containing approximately 720 square feet with a monthly rental of $1,291. We have advised the landlord that we will not be renewing this lease after its expiration. Nevertheless, we believe we have a good relationship with the landlord and can remain in the facility for the term of the lease.

     We relocated the laboratory facility at Northwestern University to leased premises at 1880 Oak Avenue, Evanston, Illinois. The new facility contains approximately 4,017 square feet and bears a monthly rental, all costs included, of $11,524. This lease expires May 31, 2005. With the termination of the consulting services of Dr. Hamlin Jennings noted above (see Item 1, "Business - Metal Coating Business"), the Company will put this space on the market and consolidate its laboratory and pilot production facilities in the Detroit area.

     VitriSeal, Inc. also leased new space at 3170 Oakley Park Road, Commerce Township, Michigan in the Detroit area for the pilot production plant undertaken in 2000. This facility contains approximately 6,000 square feet and bears a monthly rental of $3,750. This lease expires June 30, 2005.

     Thermoflow Corporation owns adjoining properties at 4000 Arcata Way and 4020 Arcata Way, North Las Vegas, Nevada. The property at 4000 Arcata Way houses the Thermoflow plant and administrative offices in a 9,228 square foot light industrial building, which is owned free and clear. The property at 4020 Arcata Way has a 3,844 square foot warehouse situated thereon and is also owned free and clear. The property at 4000 Arcata Way was purchased in December 2000 by exercising an option that was part of the then-prevailing lease on that property. The exercise price on the option was $534,100. The building was deemed to have a market value more than $100,000 in excess of that price at that time.

     Liquitek Corporation operates in leased space at 4040 Arcata Way, North Las Vegas, Nevada. The property contains a 7,294 square foot industrial building used for administrative offices, warehouse space and assembly production space. The monthly rental on this property is $2,856. This lease expires May 31, 2005.

     Distech Limited operates in leased space at 62 Lunn Avenue, Mt. Wellington, Auckland, New Zealand. The rental property consists of a 6,308 square foot unit within a light industrial complex, together with common area rights. It is used for administrative offices, a research facility and final assembly. The monthly rental on this property is approximately US$2,180 plus the New Zealand GST (i.e., Goods & Services Tax, a value added tax). The lease expires January 15, 2003.

     Liquitek Corporation is the sub-sub-lessee of space in Building K-1035 of the East Tennessee Technology Park in Oak Ridge, Tennessee. This building is owned by the U. S. Department of Energy and is leased to the Community Reuse Organization of East Tennessee (CROET). CROET sub-leased space to EET Corporation, the former owner of 50% of Liquitek Corporation, and EET sub-sub-leased 17,600 square feet to Liquitek Corporation at a time when they planned to build a Thermoflow-type plant in this facility. The monthly rent is $4,400. Current plans do not call for any of the Company's operations to use this space. We are working with CROET and EET to re-lease this space and to eliminate any further obligations for the Company and/or any of its subsidiaries.


ITEM 3. LEGAL PROCEEDINGS

     We are unaware of any actual, threatened, or planned legal actions against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders for vote during the fourth quarter of 2000.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

     The following table sets forth, for the period from February, 1999, through March 19,2001, the high and low bid quotations each quarter for the Common Stock as reported by National Quotation Bureau, LLC. Our stock was not actively traded during the two years before March, 1999, but now trades on the NASDAQ OTC Bulletin Board under the symbol "LQTK." The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

                               Common Stock Price

                                High          Low
                                ----          ---
             2001
             ----
         1st Quarter          $1.8125       $1.0000

             2000
             ----
         1st Quarter           9.5000        2.0000
         2nd Quarter           3.6250        1.1250
         3rd Quarter           3.4375        1.7500
         4th Quarter           3.0625        1.0000

             1999
             ----
         1st Quarter           3.7500        1.8750
         2nd Quarter           2.8750        1.7500
         3rd Quarter           1.9375        0.8750
         4th Quarter           2.3750        0.7500


     We have not paid any cash dividends on our Common Stock since our incorporation and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business. As of December 31, 2000, we had approximately 708 shareholders of record.

Recent Sales of Unregistered Securities

     Since the March 18, 1999 reorganization described in Item 1, Business - Reorganization, the Company has issued securities as described below.

     On January 5, 2000, 285,714 shares of restricted common stock were issued to Culley W. Davis, the CEO of the Company at that time, for a cash payment of $500,000 in a private placement transaction. The pricing for this transaction represented a 15% discount from the prevailing market price on the date of the transaction.

     To bring further cash into the Company in anticipation of the acquisitions we expected to be completing within the next few months, we undertook a private offering. This offering was for up to 2,500,000 restricted shares of our common stock at the price of $3.00 per share. The offering was made pursuant to an exemption under Rule 506 of Regulation D of the Securities Act of 1933. From January through March 2000, the offering yielded approximately $5.5 million net on the sale of approximately 2.1 million shares.

     In December 2000, in an agreement to eliminate the Company's obligation for a 1% royalty on sales based on the VitriSeal technology, 35,000 shares of restricted common stock were issued to Dr. Rodney Hanneman, a consultant to VitriSeal, out of the 100,000 shares for which he held vested options, with the Company forgiving the $1.75 exercise price on the issued shares in consideration of the elimination of the royalty.

     As noted in Item 1, Business - Acquisitions and Name Changes, additional shares of the common stock of the Company were issued in connection with the reorganizations whereby Thermoflow Corporation, Liquitek Corporation, Interfluid Recycling, Inc. and Distech Limited were acquired. The Thermoflow and Liquitek acquisitions, which occurred in May 2000, resulted in the issuance of 14,661,500 shares of restricted common stock and 398,500 warrants to purchase additional shares of stock. The Interfluid acquisition, which occurred in July 2000, resulted in the issuance of 200,000 shares of restricted common stock. The first phase of the Distech acquisition, whereby approximately 71% of the equity interests in Distech were acquired from six of its shareholders, was completed on November 30, 2000 and resulted in the issuance of 11,359,593 shares of restricted common stock plus 144,066 warrants for the purchase of additional shares of restricted common stock. The offering to the remaining Distech shareholders was 100% subscribed as of February 12, 2001 and resulted in the issuance of 3,980,511 shares of restricted common stock, 646,830 warrants and 69,000 options for the purchase of additional shares of restricted common stock. None of the Distech-related issuances is reflected in the December 31, 2000 financial statements as they are subject to rescission until certain contingencies are removed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


Results of Operations

     The comparisons of fiscal year 2000 and fiscal year 1999 presented in this section must be understood in the context of the acquisitions accomplished in 2000. The year 2000 includes twelve months' operations of VitriSeal, Inc., seven months' operations for Thermoflow Corporation and Liquitek Corporation plus six months' operations for Interfluid Recycling, Inc. The year 1999 includes only VitriSeal, Inc. operations.

     Consolidated net revenues for the year ended December 31, 2000, were $979,354 compared to zero net revenues for the year earlier period. Ninety-five percent of the year 2000 revenues came from Thermoflow's and Interfluid's antifreeze recycling business, while the remainder came from Liquitek's technology license with the Hawaiian oily wastewater treatment facility. Consolidated costs of sales were $686,430 for the year ended December 31, 2000, and zero for the year earlier period. Accordingly, the gross margin for the year ended December 31, 2000, was 30% while that for the year ended December 31, 1999, was zero.

     Consolidated operating expenses for 2000 were $4,909,764 compared to $1,613,507 for 1999. The increase came from (1) more aggressive development of the VitriSeal(TM) technology, (2) the incorporation of operating expenses from the acquired companies, and (3) the amortization of intangibles recorded in connection with the acquisitions (approximately $489,000).

     The Company experienced a consolidated net loss and corresponding loss per share of $5,502,430 and $0.17, respectively, for year 2000 and $1,594,364 and $0.08 for year 1999. These losses are apportioned to our various businesses as follows:

                                           2000               1999
                                           ----               ----
     Metal coating technology           $1,595,000          $1,594,364
     Wastewater treatment                1,546,000
     Antifreeze recycling                  407,000
     Unallocated                         1,954,430
                                        ----------          ----------
          Total                         $5,502,430          $1,594,430
                                        ==========          ==========

Plan of Operation

     With the recent acquisitions described herein, and with the changes in management personnel also described herein, the primary thrust of our operating plans for 2001 is to accomplish the transition from development stage businesses to commercial operations with production, sales and revenue. For the first time, the operating companies have gone through the development of long range strategic plans and operating plans. Control mechanisms are being put in place to monitor adherence to these plans. Additional acquisitions may occur, but only under compelling circumstances that would enhance the performance of the businesses already owned.

     The 2001 Operating Plan for VitriSeal, Inc. contemplates revenue from contract coating in our Detroit plant for a variety of forged, fabricated, extruded and sheet aluminum products. Over the ensuing three years, we expect to enlarge the volumes of these contract-coating services and license the use of our technology in the plants of customers. The ongoing research and development program will address definition of the characteristics of the coating, applying the coating to different forms of aluminum and experimenting with coatings for other metals.

     The 2001 Operating Plan for Thermoflow Corporation calls for significant growth in the utilization of the capacity of the Las Vegas plant. We will explore the possibility of combining waste water treatment with waste antifreeze treatment in the Las Vegas facility. We expect to be at 100% of practical capacity sometime in 2002. We also expect to start building a second plant in 2002 and additional plants as we achieve capacity operations in each successive plant.

     The Liquitek Corporation 2001 Operating Plan envisages revenues from the sale and/or engineering of small-, intermediate-, and large-scale fluid treatment systems using the Company's technologies. Growth through the next three years is expected to come from these same product lines with greater volumes following a reputation for successful implementations through earlier years' sales.

     The Distech Limited 2001 Operating Plan provides for sales of the D-50 model and derivatives therefrom, models producing approximately 50 U.S. gallons of treated water per hour, in remediation, water bottling, desalination, closed-loop recycling and institutional markets. The research and development program will support these sales objectives and will expand the product line through development of larger scale equipment. Future years' sales will grow as the product reputation spreads and will be augmented by products in the D-1000 and D-3000 series, models that will produce 1,000 and 3,000 U.S. gallons of treated water per hour, respectively.

     A critical part of the operating plans for 2001 at the parent company level as well as at the operating subsidiaries level is the addition of qualified management personnel, particularly in the marketing and selling functions. We will seek to find people with relevant industry experience as well as necessary functional qualifications.

     The operating plans for 2001 project that all of our businesses will generate revenue, some for the first time. There are clearly risks associated with these assessments. We cannot know for certain at this point that the market will accept our product offerings, particularly when several of the products previously have not even been offered for sale. Nevertheless, management believes that the efficacy and consumer economics of these products will allow us to reach our goals.

     All Distech sales, financing and other significant transactions will be transacted in U.S. dollars. As such, the Company does not foresee any significant risks arising out of fluctuations of foreign currency exchange rates.


Acquisitions of Thermoflow, Liquitek, Interfluid and Distech

     The Thermoflow, Liquitek and Interfluid shareholders were given the option to participate in a registration statement to be filed under the Securities Act within four months of the closing of the acquisitions on Form S-3 (the "Registration Statement"). Any of the shares that are included in the Registration Statement shall be subject to lock-up agreements between the participating shareholders and Liquitek Enterprises providing that the participating shareholders will be permitted to sell no more than 25% of their shares received in the exchange ("Exchange Shares") in the six months following the effective date (the "Effective Date") of the Registration Statement, no more than 25% of their Exchanged Shares during the period beginning six months after the Effective Date until 12 months after the Effective Date, and no more than 25% of their Exchanged Shares during the period beginning 18 months after the Effective Date until 24 months after the Effective Date. No further restrictions shall apply to the Exchanged Shares held by shareholders participating in the Registration Statement 24 months after the Effective Date. By the time of the anticipated filing of the Registration Statement, the Company had announced its intent to acquire Distech Limited. The Registration Statement would have required audited data on Distech that was not then available. One alternative, unacceptable to the Company, was to renounce the Distech acquisition. Another was to defer the S-3 filing. The Company chose the latter, then extended to the participating shareholders the right to opt out of the registration/lock-up agreement, thereby letting their restrictions revert to the Rule 144 procedures.

     The Distech acquisition, as noted above, is subject to a right of rescission for the Distech shareholders until such time as Liquitek Enterprises, Inc. raises US$5,000,000 in equity infusion. Liquitek must accomplish this by September 30, 2001, in order to remove this condition from the transaction. Further, the Distech shareholders were also given the option to participate in a registration statement/lock-up agreement akin to that described above. These lock-up agreements will apply from the earlier of the effective date of the Registration Statement or the date three months after the completion of the audit of Distech's financial statements that is necessary for filing with the Registration Statement (the "Commencement Date"). Under the lock-up agreements, 25% of the registered shares may be sold within 180 days of the Commencement Date, another 25% in the 181 days to 365 days period, a third 25% in the 366 days to 545 days period and the remaining 25% thereafter.

     It is anticipated that the Registration Statements pertaining to these provisions will be filed in May 2001.

Liquidity and Capital Resources

     As noted above, Liquitek Enterprises, Inc. is under obligation, by the terms of the Distech Limited acquisition, to raise at least US$5,000,000 in equity infusion not later than September 30, 2001. The 2001 Operating Plan for the Company calls for raising US$15,000,000 by the end of the year through private placement. Success in raising the lesser number, though not certain in present equity market conditions, is expected to carry the company through to self-sustaining cash flows. The larger number affords additional opportunities for synergistic acquisitions, faster-paced development of product enhancements and better protection against the vicissitudes of the economy.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In conjunction with the merger and reorganization of Dancor, Inc., and at the recommendation of the Audit Committee, the Board of Directors approved a change in auditors in April 1999. Our former accountants, Jones, Jensen & Co., were dismissed effective May 3, 1999, and Squar, Milner, Reehl & Williamson, LLP, ("SMRW") were appointed as our principal independent accountants. There were no disagreements with the former accountant, and there are no disagreements with the current accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     During the two most recent fiscal years, there have been no disagreements with the former or current accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event, no adverse opinions, no disclaimers of opinion and no modifications of the accountant's report as to audit scope or accounting principles. SMRW's reports on the Company's December 31, 2000 and 1999 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. On May 3, 1999, we filed a Form 8-K, which is incorporated herein by reference concerning the change of accountants.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2000.


ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report on Form 10-KSB:

     1.   Financial Statements for the years ended December 31, 2000 and 1999:

          Independent Auditors' Report
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     2.   Exhibits

          The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

          2.1 Letter of Intent dated December 15, 1998, regarding proposed reorganization between A.X.R. Development Corporation, Inc. and
               Dancor, Inc.(1)

          2.2  Plan of Reorganization between VitriSeal, Inc. and Dancor, Inc.
               dated March 18, 1999. (2)

          3.1  Articles of Incorporation dated July 10, 1985. (3)

          3.2 Certificate of Amendment to the Articles of Incorporation respecting name change to "Advanced Coating Technologies, Inc."
               and effecting a reverse split of the outstanding shares. (2)

          3.3 Certificate of Amendment to the Articles of Incorporation respecting name change to "VitroSeal, Inc." (2)

          3.4 Certificate of Amendment to the Articles of Incorporation of the Company respecting name change to "VitriSeal, Inc." (2)

          3.5  Bylaws, as amended, of the Company, a Nevada Corporation.(4)

         10.1 Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Shares of Common Stock of Thermoflow
               Corporation by Vitriseal, Inc. dated May 25, 2000. (5)

         10.2 Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Shares of Common Stock of Liquitek Corporation by Vitriseal, Inc. dated May 25, 2000.(5)

         10.3  Agreement for the Acquisition of Certain Ordinary Shares and
               Rights of Distech Limited by Liquitek Enterprises, Inc. (6)

         10.4  Takeover Offer by Liquitek Enterprises, Inc. to Purchase all the
               Shares in Distech Limited. (6)

         10.5  Promissory note dated November 8, 2000 payable to Lighthouse,
               Inc.

          10.6 Promissory note dated December 20, 2000 payable to HydroMaid
               International, Inc.

          10.7 Promissory note dated December 22, 2000 payable to Lighthouse,
               Inc.

          10.8 Employment Agreement for Paul G. Kokx

          10.9 Employment Agreement for Rodney L. Schaefer

--------------

          (1) Incorporated by reference to Form 8-K filed December 17, 1998 under the Company's former name, A.X.R. Development Corporation, Inc.

          (2) Incorporated by reference to Form10-KSB filed by the Company on April 14, 1999.

          (3) Incorporated by reference to Form10-KSB filed by the Company on October 8, 1998 under the Company's former name, A.X.R. Development Corporation, Inc.

          (4) Incorporated by reference to Form 8-A 12G filed by the Company on September 19, 2000.

          (5) Incorporated by reference to Form 8-K filed by the Company on June 12, 2000.

          (6) Incorporated by reference to Form 8-K filed by the Company on February 26, 2001.

(b)  Reports on Form 8-K.

     Form 8-K filed May 3, 1999, as amended, regarding change of accountants.

     Form 8-K filed June 12, 2000, as amended, regarding the acquisitions of Thermoflow Corporation and Liquitek Corporation

     Form 8-K filed February 27, 2001, regarding the acquisition of Distech Limited.

(c)  Subsidiaries

     VitriSeal, Inc., a Delaware corporation.

     Thermoflow Corporation, a Nevada corporation.

     Liquitek Corporation, a Nevada corporation.

     Interfluid Environmental Services, Inc., a Nevada corporation.

     Interfluid Recycling, Inc., a California corporation.

     Distech Limited, a New Zealand corporation. *

     Distech USA, Inc., a Delaware corporation and second-tier subsidiary wholly-owned by Distech Limited. *

          *    Unconsolidated as of December 31, 2000.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 16th day of April 2001.


                                 By: /s/LESTER W. B. MOORE
                                     -------------------------------------------
                                     Lester W. B. Moore, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                                 DATE


/s/ CULLEY W. DAVIS        Chairman of the Board,                April 16, 2001
----------------------     Director
Culley W. Davis


/s/ LESTER W. B. MOORE     Chief Executive Officer,              April 16, 2001
----------------------     Director
Lester W. B. Moore


/s/ ROBERT C. GAY          Director                              April 16, 2001
----------------------
Robert C. Gay


/s/ ROBERT D. PETERSEN     Director                              April 16, 2001
----------------------
Robert D. Petersen


/s/ DAVID A. DATTILO       Director                              April 16, 2001
----------------------
David A. Dattilo


/s/ DUDLEY E. J. WARD      Director                              April 16, 2001
----------------------

Dudley E. J. Ward


/s/ O. GUY EADY            Director                              April 16, 2001
----------------------
O. Guy Eady


/s/ JOHN W. NAGEL          Chief Financial Officer               April 16, 2001
----------------------     (Principal Financial Officer
John W. Nagel              and Principal Accounting Officer)

                           LIQUITEK ENTERPRISES, INC.
                                AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report................................................ 1

Consolidated Balance Sheets................................................. 2

Consolidated Statements of Operations....................................... 3

Consolidated Statements of Stockholders' Equity............................. 4

Consolidated Statements of Cash Flows....................................... 5

Notes to Consolidated Financial Statements.................................. 7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Liquitek Enterprises, Inc. and Subsidiaries (formerly VitriSeal, Inc.)

We have audited the accompanying consolidated balance sheets of Liquitek Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liquitek Enterprises, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a loss of approximately $11 million for the period from April 16, 1992 (inception) through December 31, 2000. As discussed in Note 12 to the financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Squar, Milner, Reehl & Williamson, LLP

March 9, 2001 (except for the fourth paragraph of Note 17, as to which the date is April 6, 2001)
Newport Beach, California

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                      2000             1999
                                                                                   -----------     -----------
                                     ASSETS

CURRENT ASSETS
     Cash                                                                          $     23,865    $    366,566
     Accounts receivable, net                                                           200,575            --
     Advance to related party                                                           620,000            --
     Inventory                                                                           67,245            --
     Prepaid expenses                                                                    46,584          26,023
                                                                                   ------------    ------------
                                                                                        958,269         392,589

PROPERTY, PLANT AND EQUIPMENT, NET                                                    3,153,130          64,249

NON-CURRENT ASSETS
     Deposits and other assets                                                          297,185             946
     Prepaid royalties to related party                                                 150,000            --
     Patents, net                                                                       172,973         151,392
     Goodwill, net                                                                   10,022,918            --
     Acquired completed technology, net                                              10,557,300            --
     Other intangible assets, net                                                       675,124            --
     Deferred tax asset, net of valuation allowance                                        --              --

                                                                                   ------------    ------------
                                                                                     21,875,500         152,338
                                                                                   ------------    ------------

                                                                                   $ 25,986,899    $    609,176
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                         $    587,915    $     55,207

DUE TO RELATED PARTIES                                                                  967,079            --

DEFERRED INCOME TAXES                                                                 3,827,213            --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per share, 100,000,000 shares authorized;
         48,649,185 shares issued and 38,126,737 shares outstanding at December
         31, 2000; 31,361,639 shares issued and 20,839,191 shares outstanding at
         December 31, 1999                                                               38,126          20,839
     Additional paid-in capital                                                      30,204,561       5,799,936
     Stock options, warrants and deferred compensation                                1,356,241         225,000
     Accumulated deficit                                                            (10,994,236)     (5,491,806)
                                                                                   ------------    ------------
                                                                                     20,604,692         553,969
                                                                                   ------------    ------------
                                                                                   $ 25,986,899    $    609,176
                                                                                   ============    ============
                                                                                   $ 25,986,899    $    609,176
                                                                                   ============    ============


--------------------------------------------------------------------------------
PAGE 2           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                 STATEMENTS.

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


                                                           2000            1999
                                                       ------------    ------------

REVENUES
     Sales                                             $    989,700    $       --
     Less discounts and allowances                          (10,346)           --
                                                       ------------    ------------
                                                            979,354            --

COST OF SALES                                               686,430            --
                                                       ------------    ------------

GROSS PROFIT                                                292,924            --

OPERATING EXPENSES
     Selling and distribution costs                         372,975            --
     General and administrative costs                     3,729,139         963,313
     Research and development                               807,650         650,194
                                                        -----------    ------------
                                                          4,909,764       1,613,507
                                                        -----------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE) AND TAXES             (4,616,840)     (1,613,507)

OTHER INCOME (EXPENSE)
     Interest income, net                                    95,005          19,143
     Write-off of acquired in-process research
       and development costs                               (970,000)           --
     Loss on disposal of equipment                          (10,595)           --
                                                       ------------    ------------
                                                           (885,590)         19,143
                                                       ------------    ------------
LOSS BEFORE TAXES                                        (5,502,430)     (1,594,364)

INCOME TAX BENEFIT
     Current                                                   --              --
     Deferred                                             1,400,000         515,000
                                                       ------------    ------------
                                                          1,400,000         515,000
     Less valuation allowance                            (1,400,000)       (515,000)
                                                       ------------    ------------
                                                               --              --
                                                       ------------    ------------

NET LOSS                                               $ (5,502,430)   $ (1,594,364)
                                                       ============    ============

Basic and diluted loss per common share                $      (0.17)   $      (0.08)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     DURING THE YEAR                                     31,834,000      20,627,000
                                                       ============    ============




--------------------------------------------------------------------------------
PAGE 3          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                STATEMENTS.

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------



                                                                                          Stock Options,
                                                        Common Stock        Additional     Warrants and
                                            ------------------------------    Paid-in        Deferred      Accumulated
                                                  Shares         Amount       Capital      Compensation     Deficit         Total
                                            --------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                   6,425,381   $      6,425   $  4,000,284   $       --      $ (3,792,376)  $   214,333
Common stock issued for cash                    154,000            154      1,539,846           --              --       1,540,000
Common stock issued to settle related
     party advances                              28,167             28        168,972           --              --         169,000
Common stock issued in connection with
     the Reorganization                      14,231,643         14,232         90,834           --          (105,066)         --
Stock options outstanding                          --             --             --          225,000            --         225,000
Net loss                                           --             --             --             --        (1,594,364)   (1,594,364)
                                            --------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                  20,839,191         20,839      5,799,936        225,000      (5,491,806)      553,969
Common stock issued for cash, net of
     offering costs of $798,580               2,391,046          2,391      6,026,029           --              --       6,028,420
Stock options exercised                          35,000             35         50,277           --              --          50,312
Common stock and warrants issued in
     connection with Thermoflow and
     Liquitek acquisitions                   14,661,500         14,661     18,073,525        336,731            --      18,424,917
Common stock issued in connection with
     Interfluid acquisition                     200,000            200        254,794           --              --         254,994
Deferred compensation                              --             --             --       (1,350,000)           --      (1,350,000)
Stock options outstanding                          --             --             --        2,144,510            --       2,144,510
Net loss                                           --             --             --             --        (5,502,430)   (5,502,430)
                                            --------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000                  38,126,737   $     38,126   $ 30,204,561   $  1,356,241    $(10,994,236)  $20,604,692
                                             ==========   ============   ============   ============    ============   ===========

--------------------------------------------------------------------------------
PAGE 4          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                STATEMENTS.

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


                                                                  2000             1999
                                                               ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(5,502,430)   $(1,594,364)
Adjustments to reconcile net loss to net cash used in
     operating activities
         Depreciation                                              149,285         15,483
         Amortization                                              488,477           --
         Write-off of acquired in-process research
              and development costs                                970,000           --
         Abandonment of patents pending                               --           50,627
         Stock options expense                                     794,510        225,000
         Loss on disposal of equipment                              10,595           --
         Expenses paid by related party                               --          169,000
         Changes in current assets and liabilities
              Accounts receivable                                 (145,919)          --
              Inventory                                             (8,409)          --
              Prepaid expenses                                     (20,561)       (26,023)
              Deposits and other assets                           (256,031)          --
              Accounts payable and accrued expenses                (57,485)        22,463
              Due to related parties                                22,079           --
                                                               -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                           (3,555,889)    (1,137,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                    (1,528,799)       (29,184)
Proceeds from sale of equipment                                     54,000           --
Patent costs                                                       (26,881)       (35,336)
Advances to related party                                         (620,000)          --
Advances to Thermoflow and Liquitek, prior to acquisition         (666,000)          --
Cash acquired through subsidiary acquisitions                       70,867           --
                                                               -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                           (2,716,813)       (64,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of offering costs    6,078,732      1,540,000
Advances from related party                                        945,000           --
Payment of related party advances acquired from subsidiaries       (29,194)          --
Payment of notes payable acquired from subsidiaries             (1,064,537)          --
                                                               -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        5,930,001      1,540,000
                                                               -----------    -----------


                                                 (continued)

--------------------------------------------------------------------------------
PAGE 5          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                STATEMENTS.

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


                                                                  2000             1999
                                                               ------------   ------------

NET  (DECREASE) INCREASE IN CASH                                  (342,701)        337,666

CASH - beginning of year                                           366,566          28,900
                                                              ------------    ------------

CASH - end of year                                            $     23,865    $    366,566
                                                              ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Conversion of advances from related party to common stock     $       --      $    169,000
                                                              ============    ============
Reorganization                                                $       --      $    105,066
                                                              ============    ============

Subsidiary net assets acquired for stock and warrants         $ 18,679,911    $       --
                                                              ============    ============

Advances to subsidiaries prior to acquisitions, eliminated
     by acquisitions                                          $    666,000    $       --
                                                              ============    ============


--------------------------------------------------------------------------------
PAGE 6          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                STATEMENTS.

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND REORGANIZATION

NATURE OF BUSINESS

Liquitek Enterprises, Inc. (the "Company," formerly known as VitriSeal, Inc.) was incorporated in Delaware on April 16, 1992. Until the acquisitions described below occurred in mid-2000, the Company focused exclusively on developing a new coating for aluminum and other metals. With the acquisitions, operations were diversified to include antifreeze recycling and water treatment systems for purification, reclamation and decontamination. Another acquisition currently in process (see Note 17) will add another technology to the water treatment segment of the Company's business. Through December 31, 1999, the Company was in the development stage. Due to the acquisitions of operating subsidiaries in 2000, as described below, the Company is considered an operating company and is no longer in the development stage.

On May 26, 2000, the Company completed the acquisitions of Thermoflow Corporation ("Thermoflow") and Liquitek Corporation ("Liquitek"). In conjunction with these tax-free acquisitions, the Company issued 9,661,500 shares of restricted common stock for all the shares of Thermoflow and 5,000,000 shares of restricted common stock for the 50% of the shares of Liquitek not owned by Thermoflow. In addition, the Company issued 398,500 common stock purchase warrants in replacement of outstanding Thermoflow warrants (see Note 15). Thereupon, Thermoflow and Liquitek became wholly-owned subsidiaries of the Company. These transactions are sometimes collectively referred to herein as "the Merger."

On July 1, 2000, the Company completed the acquisition of Interfluid Recycling, Inc. ("Interfluid"). In conjunction with this tax-free acquisition, the Company issued 200,000 shares of restricted common stock and paid $50,000 cash in exchange for all of the outstanding shares of Interfluid. Thereupon, Interfluid became a wholly-owned subsidiary of the Company.

On July 31, 2000, the Company changed its name from VitriSeal, Inc. to Liquitek Enterprises, Inc. because of the expansion through the acquisitions described above. Our stock symbol changed from "VTSL" to "LQTK" in conjunction with the name change. The name change was implemented to reflect the Company's ownership of a suite of complementary technologies that can be used to solve a variety of liquid separation and purification problems, including industrial wastewater, drinking water, ultra-pure water, and desalination solutions. The Company also changed the name of Dancor, Inc., a wholly-owned subsidiary, to VitriSeal, Inc. (hereafter referred to as "VitriSeal") to coincide with its VitriSeal(TM) coating process.

Thermoflow owns and operates a proprietary antifreeze recycling facility in Las Vegas, Nevada. The Thermoflow technology allows recycling of antifreeze to produce fully reformulated antifreeze indistinguishable from antifreeze made from virgin materials. The Thermoflow technology and subsets thereof are capable of economically treating/recycling many other contaminated liquids, including wastewater. Management believes that this technology, which is licensed from a stockholder of the Company (Note 7), is not currently the subject of any active patents.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND REORGANIZATION (continued)

NATURE OF BUSINESS (continued)

Interfluid operates a closed-loop waste antifreeze collection and recycled antifreeze distribution system in the San Diego, California area. Subsequent to the acquisition, the Company added to Interfluid's operations a transfer station for the collection of waste antifreeze and long-haul trucking for bulk transportation of both waste and recycled antifreeze. This company is an integral part of the Thermoflow operation, but is a separate legal entity to isolate higher risk operations.

Liquitek has licensed a proprietary oily wastewater treatment system to Hawaii's largest recycling company. Liquitek has also developed a proprietary system for recycling carwash, laundry and aqueous solvent wastewater. The Company has tested the system in Japan and is presently negotiating sales with a Japanese distributor. Liquitek plans to introduce a similar system in the United States upon the completion of such testing.

VitriSeal owns the rights to a series of patented processes and proprietary know-how called VitriSeal(TM). The process is based on inorganic silicate chemistry that makes superior, hard, bright, clear, corrosion-protective coatings on metal surfaces at a fraction of the cost of other clear coatings.

REORGANIZATION

In March 1999, the Company's predecessor entity, Dancor, Inc., completed a reverse acquisition with a publicly traded company; such merger is hereinafter referred to as the "Reorganization."


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's consolidated financial statements. Such financial statements and these notes are the representations of Company management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Liquitek Enterprises, Inc. and its wholly owned subsidiaries. The operations of the subsidiaries acquired on May 26, 2000 and July 1, 2000 are included in the accompanying consolidated statements of operations from such dates. All significant intercompany balances and transactions have been eliminated in consolidation.


-------------------------------------------------------------------------------
PAGE 8

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOVERNMENT REGULATION

Thermoflow's facility is subject to certain government regulations regarding hazardous waste management, primarily related to the recycling of ethylene glycol (spent antifreeze) and storage of other hazardous materials used in the recycling process. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material adverse effect upon the capital expenditures, operations, financial condition or competitive position of the Company. Management believes that its current practices and procedures comply with applicable requirements.

Thermoflow is also subject to annual inspections by the Nevada Department of Conservation and Natural Resources, a Division of Environmental Protection (the "Department"), which evaluates Thermoflow's compliance with applicable hazardous waste management regulations. No violations were reported by the Department during the January 2000 and 1999 inspections. In addition, Thermoflow has an active Nevada hazardous materials storage permit that expired on February 28, 2001, but is being renewed. While the agency that issues these permits has not yet delivered the renewal certificate, there is no indication that they will not do so. Finally, the water discharge permit with the City of North Las Vegas has been amended subsequent to December 31, 2000 to allow the processing of waste water in the Thermoflow facility to render it harmless for disposal to the sewer system, a potential new line of business for the Thermoflow plant.

As primarily a transportation operation, Interfluid is subject to the normal regulatory processes of the U.S. Department of Transportation and various state highway departments. With the closed-loop operating facility in San Diego, Interfluid is also subject to the regulations and inspections administered by the Health Department of San Diego County and the California Department of Toxic Substances Control. These agencies have discretionary authority to inspect operations and investigative authority in the event of complaints. Interfluid has had no complaints or violations of any of the regulations to which they are subject, and management believes that compliance with such regulations will not have any material adverse effect upon the capital expenditures, operations, financial condition or competitive position of the Company.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, and the reported amounts of certain expenses. Actual results could vary from the estimates used to prepare the accompanying consolidated financial statements.

-------------------------------------------------------------------------------
PAGE 9

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS

Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances. The Company currently maintains substantially all of its cash with several major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. The Company generally does not require collateral from its customers. Should a customer be unable to meet its obligation to the Company, the accounting loss would equal the recorded account receivable.

Management periodically reviews accounts receivable and establishes an allowance for accounts deemed uncollectible. At December 31, 2000, management considers an allowance for doubtful accounts of approximately $2,000 to be adequate to provide for losses that may be sustained in the realization of these accounts.

At December 31, 2000, three customers accounted for approximately 45% of consolidated accounts receivable; no other individual customer accounted for more than 10% at that date. One customer accounted for all of the revenues of Liquitek for the year ended December 31, 2000, and three customers accounted for approximately 68% of the net sales of Thermoflow for the year then ended. On a combined basis, the customers described in the preceding sentence represent approximately 56% of consolidated revenues for the year ended December 31, 2000. No other customers accounted for more than 10% of subsidiary or consolidated net sales for the year ended December 31, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes that the carrying amounts of the Company's financial instruments approximate their fair value at December 31, 2000 and 1999.

INVENTORY

Inventory, which approximated $67,000 at December 31, 2000, is carried at the lower of cost (using the first-in, first-out method) or estimated market value. Inventory consists primarily of supplies and finished goods (Note 6), and is stored at Thermoflow's facility.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs that do not significantly improve or extend the useful life of the asset are expensed when incurred.

-------------------------------------------------------------------------------
PAGE 10

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, PLANT AND EQUIPMENT (continued)

Factory plant and equipment and buildings are generally depreciated using the straight-line method over their estimated useful lives ranging from 12 to 20 years. Furniture, fixtures, equipment and vehicles are depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term.

PATENTS

The Company capitalizes the cost of domestic and foreign patents and patents pending, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life. Amortization expense for the years ended December 31, 2000 and 1999 approximated $5,000. The unamortized cost of patent applications is written off when management determines there is no future benefit. In 1999, the Company wrote off patent pending costs of approximately $51,000. No such write-offs were recorded in 2000. Accumulated amortization of patents approximated $14,000 and $9,000 at December 31, 2000 and 1999, respectively.

GOODWILL

Goodwill, which resulted from the purchase of Thermoflow, Liquitek and Interfluid, is amortized using the straight-line method over 20 years. Accumulated amortization of goodwill approximated $254,000 at December 31, 2000.

ACQUIRED COMPLETED TECHNOLOGY

Completed technology that was acquired with the purchase of Thermoflow and Liquitek is amortized using the straight-line method over 20 years. Accumulated amortization of acquired completed technology approximated $271,000 at December 31, 2000.

OTHER INTANGIBLE ASSETS

In connection with the acquisitions of Thermoflow, Liquitek, and Interfluid, amounts were allocated to non-compete covenants, established customer base, assembled work force, and acquired license agreement. Non-compete covenants, provided by former owners and certain employees of the acquired companies, are amortized using the straight-line method over the terms of the agreements containing such covenants. Other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from three to ten years. Accumulated amortization of other intangible assets approximated $95,000 at December 31, 2000.


-------------------------------------------------------------------------------
PAGE 11

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. During the years ended December 31, 2000 and 1999, no valuation adjustments were required. As such, the Company's long-lived assets are stated at cost less accumulated depreciation and amortization.

REVENUE RECOGNITION

Revenue is recognized when products are shipped to customers.

SELLING AND DISTRIBUTION COSTS

Selling expenses include advertising costs, marketing salaries and antifreeze distribution costs. Advertising costs are expensed as incurred.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs include salaries and related costs, rent expense, professional services, depreciation and amortization, utilities and other operating expenses.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Such costs include scientific research and laboratory testing related to the VitriSeal(TM) process and the development of products for Liquitek Corporation.

INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (see Note 10).

-------------------------------------------------------------------------------
PAGE 12

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

STOCK-BASED COMPENSATION

The Company has implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and measures compensation expense for its stock-based compensation awards to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock options issued to outside consultants using SFAS No. 123.
See Note 14 for additional information.

LOSS PER COMMON SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the stock options described in Note 14 and warrants described in Note 15 are antidilutive. Therefore, if such options had been granted prior to January 1, 1999, they would not have impacted the weighted average number of common shares outstanding in 2000 or 1999.

The weighted average number of common shares outstanding for the years ended December 31, 2000 and 1999 includes approximately 83,000 shares and 99,000 shares, respectively, of Dancor, Inc. stock owned by persons who had not yet executed an agreement to convert such shares to Company stock. The outstanding shares of common stock reported in the accompanying consolidated balance sheets also include these shares, which represent less than 1% of the shares outstanding.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

OWNERSHIP OF NON-CONVERTING STOCKHOLDERS

The ownership attributable to the non-converting Dancor, Inc. stockholders who have not yet executed an agreement to convert their shares to Company stock is considered immaterial by Company management. As such, this amount has not been segregated in the accompanying consolidated balance sheets.

ELEMENTS OF OTHER COMPREHENSIVE INCOME

For the years ended December 31, 2000 and 1999, the Company did not have any elements of other comprehensive income as defined by SFAS No. 130, "Reporting Comprehensive Income." Therefore, statements of comprehensive income have not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In the year ended December 31, 2001, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Management does not believe that the Company engages in any of the activities described under SFAS 133. As such, no impact is expected to the Company's financial position or results of operations from adopting this standard.


3. ACQUISITION OF SUBSIDIARIES

ACQUISITION OF THERMOFLOW AND LIQUITEK

The Company has accounted for the acquisitions of Thermoflow and Liquitek, as described in Note 1, using the purchase method of accounting. The total purchase consideration of approximately $18,425,000 was allocated as follows, based on the May 26, 2000 estimated fair value of the net assets acquired:


Completed technology                                $10,828,000
Goodwill                                             10,347,000
Other intangible assets                                 436,000
In-process research and development (written off)       970,000
Property, plant and equipment                         1,755,000
Other, net                                             (284,000)
Debt assumed                                         (1,663,000)
Deferred income taxes                                (3,964,000)
                                                    -----------
                                                    $18,425,000
                                                    ===========

-------------------------------------------------------------------------------
PAGE 14

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


3. ACQUISITION OF SUBSIDIARIES (continued)

ACQUISITION OF THERMOFLOW AND LIQUITEK (continued)

The purchase price allocation set forth above is based in part on an independent third-party valuation of the estimated fair value of the Company's restricted common stock issued in the Merger. Such value has been estimated at $1.23 per share, considering blockage and restrictions on the sale of such stock.

As disclosed above, $970,000 of in-process research and development was recorded as an acquired intangible asset in 2000. This amount was concurrently written off to expense in accordance with GAAP requiring the write-off of such expenses upon purchase when the related technology is not expected to have any alternative future uses.

ACQUISITION OF INTERFLUID

The Company has accounted for the acquisition of Interfluid using the purchase method of accounting. The total purchase consideration of approximately $305,000 was allocated as follows, based on the July 1, 2000 estimated fair value of the net assets acquired:


Non-compete covenant                               $ 25,000
Established customer base                           309,000
Property and equipment                               69,000
Other, net                                           (1,000)
Debt assumed                                        (97,000)
                                                   --------
                                                   $305,000
                                                   ========

The Interfluid purchase price allocation is preliminary and is based only on management's estimates; thus, it is subject to adjustment during the one-year allocation period.

The Interfluid purchase price is based in part on the estimated fair value of the Company's restricted common stock issued in the acquisition in conformity with the valuation concepts used for the Thermoflow and Liquitek acquisitions. Such value has been estimated at $1.27 per share, considering blockage and restrictions on the sale of such stock.

PRO FORMA INFORMATION

The table below reflects certain pro forma information as though the Interfluid, Thermoflow and Liquitek acquisitions occurred at the beginning of each period presented:


-------------------------------------------------------------------------------
PAGE 15

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


3. ACQUISITION OF SUBSIDIARIES (continued)

PRO FORMA INFORMATION (continued)


                                               (Amounts in thousands, except
                                                      per share data)

                                               Year Ended December 31
                                                    2000             1999
                                               -------------    -------------
Sales                                          $       1,575    $       1,075
                                               =============    =============

Loss from continuing operations/net loss       $       5,730    $       3,595
                                               =============    =============

Loss per common share, basic and diluted       $        0.15    $        0.10
                                               =============    =============



4. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

The names and relationships of related parties referred to in these notes are set forth below (Company stock ownership percentages, which are as of December 31, 2000, include beneficial ownership):

o Culley W. Davis: Chairman of the Board of Directors; 4.5% stockholder, including ownership through Family Legacy Ltd. ("FL"), which is controlled by Culley W. Davis or a member of his immediate family; sole owner and CEO of Lighthouse, Inc. ("LI"), formerly Pinnacle Enterprises, Inc. ("PEI"), a creditor of the Company; and a stockholder, CEO and Chairman of the Board of Directors of HydroMaid, International, Inc. ("HMI"), a creditor of the Company. The Company moved into office space owned by LI in September 2000. The Company pays rent to LI on a month-to-month basis. Rent expense paid to LI in 2000 approximated $29,000.

o Bruce H. Haglund, Esq.: corporate secretary and a former director of the Company; the brother-in-law of the Company's Chief Financial Officer; and a less than 1% stockholder of the Company. Bruce Haglund is a partner in the law firm of Gibson, Haglund & Paulsen ("GHP"), the Company's legal counsel. For the years ended December 31, 2000 and 1999, the Company paid or incurred legal fees to GHP of approximately $285,000 and $119,000, respectively.

o Daniel L. Corbin: President until October 31, 2000; 3.4% stockholder; and brother-in-law of Culley W. Davis.

o     Dennis A. Repp: Director until October 20, 2000.

o     Lester W.B. Moore: President and CEO.

o     John W. Nagel: Chief Financial Officer.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


4. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS (continued)

Because the Company, HMI, LI, PEI, FL and other entities have commonality of ownership and are under common management control, reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous (Notes 9 and 13).

Other related party transactions are discussed elsewhere in these notes to the consolidated financial statements.


5. ADVANCES TO RELATED PARTY

In connection with the acquisition of Distech (Note 17), the Company advanced $620,000 to Distech during the year ended December 31, 2000. These advances are due on demand and are non-interest bearing.


6. INVENTORY

Inventory consists of the following at December 31, 2000:



Additives                            $ 55,002
Packaging                               3,811
Finished goods                          8,432
                                     --------

                                     $ 67,245
                                     ========


7. PREPAID ROYALTIES TO RELATED PARTY

In April 1999, Thermoflow entered into an Exclusive World-wide Technology and Know-how Licensing Agreement (the "Licensing Agreement") with a then Thermoflow stockholder, who is now a stockholder of the Company. Under the terms of the Licensing Agreement, the technology described in Note 1 was licensed to Thermoflow in exchange for an annual royalty equal to the greater of $60,000 or 0.5% of net sales (as defined) through December 31, 2020. At that time, absent earlier termination, all of the rights to and interest in such technology will vest in Thermoflow.

At December 31, 2000, prepaid royalties to such stockholder were $150,000.

--------------------------------------------------------------------------------
PAGE 17

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


8. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consist of the following at December 31:


                                               2000               1999
                                          ---------------    ---------------

Land                                      $      341,590     $           --
Buildings                                        504,360                 --
Plant, machinery and equipment                 1,552,298                 --
Equipment licensed to others                     183,890                 --
Vehicles and trailers                            375,462                 --
Computer equipment and software                   36,603               3,738
Furniture and fixtures                            61,457              18,163
Testing equipment                                196,655              76,897
Leasehold improvements                            87,128               2,477
                                          ---------------    ---------------
                                               3,339,443             101,275
Accumulated depreciation and amortization       (186,313)            (37,026)
                                          ---------------    ---------------

                                          $    3,153,130     $        64,249
                                          ===============    ===============


9. DUE TO RELATED PARTIES

On December 20, 2000, the Company received $525,000 from HMI in exchange for a note payable bearing interest at 6.2% per annum. This loan was made to enable the Company to execute an option to purchase land and a building that Thermoflow had previously been leasing. Principal and unpaid interest are due on demand. Accrued interest approximated $1,000 at December 31, 2000 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Culley W. Davis controlled approximately 12% of HMI's outstanding common stock at December 31, 2000.

In November and December 2000, the Company borrowed a total of $420,000 from LI in exchange for notes payable bearing interest at 6.2% per annum. Principal and unpaid interest are due on December 22, 2001. Accrued interest approximated $3,000 at December 31, 2000 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

The Company reimburses HMI for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits paid to HMI personnel who perform services for the Company. Allocations of personnel costs have been based primarily on actual time spent by HMI employees. Management believes that such allocation methods are reasonable. Amounts charged to the Company by HMI for


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


9. DUE TO RELATED PARTIES (continued)

operating expenses approximated $118,000 and $21,000 for the years ended December 31, 2000 and 1999, respectively. Included in due to related parties at December 31, 2000 in the accompanying consolidated balance sheet is approximately $22,000 payable to HMI for allocated administrative expenses.

The Company reimburses LI for certain allocated overhead expenses related to its office space (Note 4). LI has charged approximately $59,000 and $32,000 to the Company for such expenses for the years ended December 31, 2000 and 1999, respectively.

10. INCOME TAXES

The Company was considered a start-up entity for federal and state income tax purposes from its 1992 inception through December 31, 1999. As a result, start-up expenses, including research and development, were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes. The Company also has a tax net operating loss carryforward of approximately $4,300,000 at December 31, 2000, which principally expires in 2020.

The Company's deferred tax asset approximated $3,200,000 and $1,800,000 at December 31, 2000 and 1999, respectively. Because there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.

A summary of the deferred tax benefit and related 100% valuation allowance for the years ended December 31, 2000 and 1999 follows:


Balance - December 31, 1998                            $      1,285,000

Deferred benefit for 1999                                       515,000
                                                       -----------------

Balance - December 31, 1999                                   1,800,000

Deferred benefit for 2000                                     1,400,000
                                                       -----------------

Balance - December 31, 2000                            $      3,200,000
                                                       =================


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


10. INCOME TAXES (continued)

The components of the deferred tax asset are as follows at December 31:


                                                        2000           1999
                                                     -----------   -----------

Tax net operating loss carryforward                  $ 1,580,000   $    80,000
Deferred start-up costs                                1,340,000     1,680,000
Stock options and other                                  280,000        40,000
                                                     -----------   -----------
Deferred tax asset                                     3,200,000     1,800,000
Less valuation allowance                              (3,200,000)   (1,800,000)
                                                     -----------   -----------

Net deferred tax asset                               $      --     $      --
                                                     ===========   ===========

For the year ended December 31, 2000, additional income tax benefit (and an equal amount of valuation allowance) of approximately $500,000 was allocated to items charged directly to stockholders' equity.

The income tax benefit, before valuation allowance, for the years ended December 31, 2000 and 1999 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss as follows:


                                                     2000                   1999
                                               ------------------    -------------------

Effective tax benefit by applying the federal
    statutory  rate to pre-tax loss            $       1,870,000     $          545,000

Amortization of basis step up in purchase of
    subsidiaries                                        (495,000)                  --

State income taxes and other                              25,000                (30,000)
                                               ------------------    -------------------

Benefit for income taxes before valuation
    allowance                                  $       1,400,000     $          515,000
                                               ==================    ===================

The Company's income tax returns for the open years are subject to examination and adjustment by the applicable taxing authorities.

The acquisitions of subsidiaries discussed in Note 3 were accounted for as stock purchase acquisitions for income tax reporting purposes under the Internal Revenue Code. As a result, for income tax reporting purposes, unlike GAAP, the Company is not allowed to employ purchase accounting to the assets and liabilities of the entities acquired. Such differences between the book and tax bases of assets and liabilities acquired resulted in a deferred tax liability of approximately $3,964,000 at the acquisition date. Such deferred tax liability has a balance of approximately $3,827,000 at December 31, 2000.


--------------------------------------------------------------------------------
PAGE 20

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


11. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain of its facilities under noncancelable operating lease agreements that expire at various dates through 2007. Certain leases require the payment of property taxes, utilities and insurance, are subject to annual adjustments for inflation, and provide options to extend the lease term.

Future minimum lease payments under noncancelable operating leases are approximately as follows for the years ending December 31:


2001                       $  241,000
2002                          240,000
2003                          243,000
2004                          247,000
2005                          167,000
Thereafter                     70,000
                           -----------

                           $ 1,208,000
                           ===========

For the years ended December 31, 2000 and 1999, rent expense approximated $163,000 and $53,000, respectively.

RESEARCH AND CONSULTING CONTRACTS

In January 1997, the Company entered into a month-to-month consulting contract (the "Jennings Contract") to engage Hamlin Jennings, Ph. D. ("Jennings") as an independent contractor to provide technical consulting services on a best-efforts basis relating to (1) product research/development, technology, and commercialization and (2) patent completion and processing. At December 31, 2000, payments being made under the Jennings Contract for Jennings and his staff were $35,000 per month. Subsequent to December 31, 2000, these payments were reduced to $25,000 per month. The performance of services under the Jennings Contract is neither transferable nor assignable without the Company's written consent. The Company paid approximately $420,000 and $451,000 to Jennings during the years ended December 31, 2000 and 1999, respectively.

The Jennings Contract also requires the Company to allocate a portion of its revenues from all sources to a deferred compensation plan. The terms of such deferred compensation plan are set forth below under "Royalty Agreements."

Jennings has provided a covenant not to compete prohibiting him from engaging in any activities that are competitive with or adverse to the Company's business during the term of the Jennings Contract. In accordance with the month-to-month nature of the Jennings

--------------------------------------------------------------------------------
PAGE 21

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


11. COMMITMENTS AND CONTINGENCIES (continued)

RESEARCH AND CONSULTING CONTRACTS (continued)

Contract, the Company has notified Jennings that his services will be terminated on April 30, 2001, and that the termination process and post-termination non-compete provisions of his agreements with the Company will be followed. The Company has replaced his consulting services with those of a scientist who will carry on the Company's research and development program as an employee.

In September 1998, the Company entered into a consulting contract (the "Hanneman Contract") with Rodney Hanneman to provide management, marketing, and technical services in return for a $10,000 annually renewable retainer and hourly consulting fees. For the years ended December 31, 2000 and 1999, the Company paid approximately $29,000 each year under the Hanneman Contract.

The Hanneman Contract also provides that Rodney Hanneman will receive (a) incentive and performance payments of 1% of the Company's gross revenue from 1999 through 2005 payable quarterly; or (b) 1% of the selling price of the Company, or 1% of the value of any initial public offering, if either transaction occurs before December 31, 2005.

In September 2000, the Company entered into a new consulting contract with Rodney Hanneman for a term of three years. The terms of such contract are substantially the same as the 1998 Hanneman Contract except that the portion of the 1998 contract related to incentive and performance payments, as well as the provisions related to receiving 1% of the proceeds from any initial public offering (see the preceding paragraph), were rescinded. In consideration for Rodney Hanneman's agreement to rescind these provisions, the Company issued to him 35,000 shares of its common stock without requiring payment of the $1.75 per share exercise price required by his non-statutory stock option agreement dated May 12, 1999 (Note 14).

ROYALTY AGREEMENTS

In February 1997, the Company entered into separate royalty agreements with Dennis Repp ("Repp") and Daniel Corbin ("Corbin") whereby Repp and Corbin shall each receive a 2% royalty on all revenues or other proceeds earned by the Company resulting from the VitriSeal process, including licensing fees, product and technology sales, royalty income, and asset sales. The royalty agreements provide that such payments will continue until the termination of the recipient's services to the Company in connection with the development and commercialization of the VitriSeal(TM) process. As of December 31, 2000, no such revenues had been earned by the Company. In February 2001, Repp and Corbin mutually agreed with the Company to rescind their royalty agreements in exchange for 100,000 shares each of the Company's common stock. As a result of such rescission agreements, the Company, Repp and Corbin were released from all duties and obligations under the original royalty agreements.


-------------------------------------------------------------------------------
PAGE 22

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


11. COMMITMENTS AND CONTINGENCIES (continued)

ROYALTY AGREEMENTS (continued)

In February 1997, the Company also entered into a royalty agreement with Jennings identical to those with Repp and Corbin as set forth above. On July 15, 1998, the Jennings royalty agreement was amended to provide for a 3% royalty; all other provisions of such agreement remain in effect.

On November 23, 1998, the Company entered into a royalty agreement with Culley W. Davis ("Davis") whereby Davis shall receive a 2% royalty on all revenues or other proceeds earned by the Company resulting from the VitriSeal(TM) process, including licensing fees, product and technology sales, royalty income, and asset sales. On June 24, 1999, the Davis royalty agreement was mutually canceled as additional consideration for 164,548 shares of common stock issued in settlement of advances payable to PEI in 1998 and 1999.

As stated in Note 1, Liquitek has licensed a proprietary oily wastewater treatment system to a recycling company in Hawaii. Under this licensing agreement, the recycling company is required to pay Liquitek each month the greater of (a) 40% of monthly gross revenues invoiced for waste water treatment or (b) $6,000. Additionally, the recycling company is to pay Liquitek $0.10 per gallon for oily water generated each month. This agreement commenced November 9, 1998, has a scheduled term of five years, and may be extended an additional five years at the option of the recycling company.

EMPLOYMENT AGREEMENTS

Effective August 1, 2000, the Company entered into an employment agreement (the "Moore Agreement") with Lester W.B. Moore ("Moore") to hire Moore as president and CEO of the Company at a minimum annual salary of $225,000 plus certain benefits. Under the Moore Agreement, the Company has agreed to grant to Moore non-statutory options to acquire 200,000 shares of its common stock (Note 14). The Moore Agreement, which is cancelable by either party upon sixty days notice, will be in effect until Moore retires or ceases to be employed by the Company. At the conclusion of Moore's employment with the Company, he will receive a salary continuation payment in the amount of at least six months' base salary.

In connection with the acquisition of Interfluid (Note 1), the Company executed an employment agreement (the "Schaefer Agreement") with Rodney L. Schaefer, a former Interfluid stockholder. The Schaefer Agreement prohibits Schaefer from competing with the Company during such employment and for a period of two years after termination of his employment with the Company. This agreement, which is scheduled to expire in June 2003, provides for a minimum annual salary of $120,000 plus certain benefits.


--------------------------------------------------------------------------------
PAGE 23

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


11. COMMITMENTS AND CONTINGENCIES (continued)

EMPLOYMENT AGREEMENTS (continued)

Effective February 1, 2000, the Company entered into an employment agreement (the "Kokx Agreement") with Paul Kokx ("Kokx") to hire Kokx as an officer of VitriSeal at a minimum annual salary of $175,000 plus certain benefits. The Kokx Agreement prohibits Kokx from competing with the Company in any country where the Company has protected business interests for the period beginning February 1, 2000 and ending two years after the termination of his employment. Additionally, Kokx was granted a non-statutory option to purchase 500,000 shares of Company common stock at $2.00 per share (Note 14). Unless the Kokx Agreement is terminated early, the employment of Kokx will continue until January 31, 2004.


12. GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is engaged in three businesses: developing a metal coating process known as "VitriSeal(TM)," recycling antifreeze, and processing other contaminated fluids to recycle them or render them harmless to the environment. The Company has not generated significant revenues in the past. Management expects that the Company will require significant additional capital to advance the development of these operations to the point at which they generate positive operating cash flow. The acquisition of Distech (see Note 17) will require expansion of the Company's capital resources. Because of that acquisition, the Company is presently seeking equity investment through a private placement offering.

The effort to raise additional capital has been founded on major revisions in management personnel and practices during 2000. Lester W.B. Moore became the CEO in August, Rodney L. Schaefer became President of the Thermoflow subsidiary in July, Paul G. Kokx became the President of the VitriSeal subsidiary in October and Kent H. Price became the President of the Liquitek subsidiary on January 1, 2001. All of these seasoned executives, plus John W. Nagel, the Chief Financial Officer, were heavily involved in the latter part of 2000 and early part of 2001 in developing very detailed long-range strategic plans and 2001 operating plans for their respective companies. Management control systems are being put in place to enhance the likelihood of achieving the plans. The plans substantiate the need for additional capital, but they also demonstrate the prospects for self-sustaining operations in the foreseeable future. Based on the planning and the personnel responsible for the execution of those plans, management believes that the additional equity investment is not only needed, but justified in order to secure sustainable competitive advantages for all of the Company's operations.

13. ADVANCES FROM RELATED PARTIES AND COMMON STOCK TRANSACTIONS

PEI and other related parties periodically make cash advances to the Company and/or directly fund the Company's research/development and operating expense requirements. The Company repaid certain advances made in 1999 with the issuance of 28,167 shares of common stock representing $169,000. The Company recorded this transaction as a reduction of advances payable to related party with a corresponding increase of additional paid-in capital. Because the parties agreed that the original terms of such advances included a conversion privilege, no gain or loss was recognized on the transaction.


--------------------------------------------------------------------------------
PAGE 24

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


14. STOCK OPTIONS

STOCK OPTION ISSUANCES

On May 12, 1999, the Company granted non-statutory options to purchase 1,225,000 post-Reorganization shares of its common stock, exercisable at $1.75 per share on the date of grant and expiring ten years from such date, to certain employees, directors and outside consultants as follows:


Culley W. Davis, as an employee and director                 300,000
Employees and directors (other than Culley W. Davis)         675,000
Non-employees                                                250,000
                                                         -----------

                                                           1,225,000
                                                         ===========

In connection with the Kokx Agreement (Note 11), the Company has granted Paul Kokx a non-statutory option to purchase 500,000 shares of its common stock at $2.00 per share. The grant-date closing market price of the Company's stock approximated $5.00 per share. Such option expires on January 31, 2010 and generally vests as follows:


                                                            Number of
                                                              Shares
                                                       ----------------

December 31, 2000                                              50,000
December 31, 2001                                             100,000
December 31, 2002                                             150,000
December 31, 2003                                             200,000
                                                       ----------------

                                                              500,000
                                                       ================

Accelerated vesting is available based on executed wheel-coating process license agreements and royalty revenue received by the Company under such agreements. Any unvested options immediately vest and become exercisable upon a change in control of the Company.

In connection with the Thermoflow and Liquitek acquisitions (Note 3), the Company granted non-statutory options to purchase 775,000 of its common stock, exercisable at $2.00 per share on May 26, 2000 and expiring ten years from such date, as follows:


Culley W. Davis, as an employee                                 275,000
Bruce H. Haglund, as an employee                                250,000
Allen P. Kirschbaum, as a non-employee                          250,000
                                                              ---------
                                                                775,000
                                                              =========

--------------------------------------------------------------------------------
PAGE 25

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


14. STOCK OPTIONS (continued)

STOCK OPTION ISSUANCES (continued)

On December 28, 2000, the Company granted non-statutory options to purchase 1,659,500 shares of its common stock to certain employees, directors and outside consultants as follows:


Culley W. Davis, as an employee, exercisable at $1.00
   per share in three equal installments ending
   December 31, 2002, and expiring ten years from the
   date of grant.                                             500,000
Employees (other than Culley W. Davis), exercisable at
   $1.00 per share in three equal installments ending
   December 31, 2002, and expiring ten years from the
   date of grant.                                             559,500
Directors, exercisable at $1.00 per share on the date
   of grant, and expiring ten years from such date.           125,000
Non-employees, exercisable at $1.00 per share on the
   date of grant, and expiring ten years from such
   date.                                                      475,000
                                                           ----------

                                                            1,659,500
                                                           ==========

As of March 9, 2001, the Company had not adopted a formal stock option plan.

STOCK OPTION ACTIVITY

A summary of the aggregate stock option activity for the years ended December 31, 2000 and 1999 is presented below (1999 activity is presented in post-Reorganization shares):


                                                    2000                 1999
                                            -----------------    -----------------

Options outstanding - beginning of year             1,225,000                 -
Options granted                                     2,934,500            1,225,000
Options forfeited                                        -                    -
Options exercised                                     (35,000)                -
                                             -----------------    -----------------

Options outstanding - end of year                   4,124,500            1,225,000
                                             =================    =================

Weighted average exercise price of options
  outstanding at end of year                 $           1.53     $           1.75
                                             =================    =================
Weighted average grant-date fair value of
  options granted during the year            $           1.46     $           0.89
                                             =================    =================
Weighted average fair value of options
  granted during the year when exercise
  price exceeded the grant-date market
  price                                      $           0.90     $           0.89
                                             =================    =================
Exercisable options - end of year                   2,968,167            1,225,000
                                             =================    =================
Weighted average remaining contractual
  life of options outstanding at end of
  year                                                      9                   10
                                             =================    =================


--------------------------------------------------------------------------------
PAGE 26

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


14. STOCK OPTIONS (continued)

STOCK OPTION ACTIVITY (continued)

Options exercisable at December 31, 2000 consist of the following:


EXERCISE PRICE                               SHARES
---------------                           -------------

$1.00                                          953,167
 1.75                                        1,190,000
 2.00                                          825,000
                                          -------------

                                             2,968,167
                                          =============

On January 1, 2001, no additional options became exercisable.

OTHER MATTERS

The disclosures in this paragraph apply to all options granted. The fair value of options granted is amortized to expense over the options' vesting periods and has been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company's common stock, and the weighted-average assumptions set forth below for issuances in the following years:


                                               2000            1999
                                           -----------     -----------

Expected life                                2.4 years      2.2 years
Estimated volatility                              144%            90%
Risk-free interest rate                           5.3%           5.2%
Dividends                                         Zero           Zero

STOCK-BASED COMPENSATION AND OTHER EXPENSES

As discussed in Note 2, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS 123. The Company recognized compensation expense related to such equity instruments of approximately $695,000 and $225,000 for the years ended December 31, 2000 and 1999, respectively. The expenses incurred in 2000 and 1999 represent costs associated with services performed by non-employees.

Incentive stock options granted to employees are accounted for using the intrinsic value method of APB 25. Estimated compensation expense related to such options approximated $150,000 for the year ended December 31, 2000. In accordance with APB 25, no such expense was recorded for the year ended December 31, 1999. If the fair value


--------------------------------------------------------------------------------
PAGE 27

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


14. STOCK OPTIONS (continued)

STOCK-BASED COMPENSATION AND OTHER EXPENSES (continued)

method of accounting had been applied to such options, the Company's reported net loss and loss per share would have been as follows for the years ended December 31:


                                                       (In thousands, except per
                                                             share data)

                                                        2000            1999
                                                     ----------     -----------

Net loss, as reported                                $   (5,502)    $    (1,594)
                                                     ==========     ===========

Net loss, pro forma                                  $   (6,588)    $    (2,470)
                                                     ==========     ===========

Basic and diluted loss per share, as reported        $    (0.17)    $     (0.08)
                                                     ==========     ===========

Basic and diluted loss per share, pro forma          $    (0.21)    $     (0.12)
                                                     ==========     ===========

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.


15. WARRANTS

In connection with the acquisition of Thermoflow (Note 3), warrants to purchase 398,500 shares of the Company's stock, exercisable immediately, were issued to Thermoflow warrant holders in exchange for their warrants to purchase 79,700 shares of Thermoflow. The warrants allow their owners to purchase 360,000 shares of the Company's restricted common stock at $1.00 per share and 38,500 shares of such stock at $2.50 per share. Such warrants expire in May 2002. None of these warrants had been exercised, forfeited or expired as of December 31, 2000.

The fair value of warrants granted was included in the purchase price allocation (Note 3) and has been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company's common stock, and the weighted-average assumptions set forth below:


Expected life                                             2 years
Estimated volatility                                         130%
Risk-free interest rate                                      6.5%
Dividends                                                    Zero

The weighted average exercise price of warrants exercisable at December 31, 2000 was $1.14 per share.

--------------------------------------------------------------------------------
PAGE 28

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


16. SEGMENT INFORMATION

Prior to the acquisitions discussed in Note 1, the Company operated in only one segment - metal coating, which is in the development stage. As of approximately June 1, 2000, the Company had three reportable segments; see the table below. Except as set forth in the next sentence, the segments' significant accounting policies are the same as those described in Note 2. Interest income and parent company overhead are not allocated to individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest, income taxes and non-recurring gains and losses.

The Company's reportable segments are strategic business units that offer different products and services. Each segment is managed separately because they use different technologies and/or market to distinct classes of customers.

The following table, which sets forth certain information as of December 31, 2000 or for the year then ended, includes operations of the revenue-producing segments only for the months of June through December 2000 (see "Principles of Consolidation" in Note 2).


                                             (Amounts in thousands)

                              Metal         Waste
                             Coating        Water      Antifreeze
                             Process      Treatment     Recycling        Unallocated       Total
                             -------      ---------     ---------        -----------       -----
Sales to external
    customers              $       -     $         49   $      930       $        -     $     979

Interest income
    (expense), net                (2)               -            -               97           95

Depreciation and
    amortization                  49              288          301                -          638

Segment loss                   1,595            1,546          407            1,954        5,502

Segment assets                   564           12,905       11,499           25,487       50,455

Expenditures for assets          413               51        1,062                3        1,529

Long-lived assets
    acquired for stock             -           14,191       10,428                -       24,619

Net assets acquired for
    stock                          -           12,283        6,397                -       18,680


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


16. SEGMENT INFORMATION (continued)

Unallocated segment assets consist primarily of investments in subsidiaries (approximately $18.7 million), subsidiary payables to the Company (approximately $5.7 million) and other assets (approximately $1 million). The two former amounts were eliminated in consolidation.

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements (in thousands):


REVENUES
Total revenues for reportable segments                $          979
                                                      ===============

SEGMENT LOSS
Total loss for reportable segments                    $        3,548
Unallocated corporate expenses                                 1,954
                                                      ---------------

Total                                                 $        5,502
                                                      ===============

ASSETS
Total assets for reportable segments                  $       24,968
Other assets                                                  25,487
Elimination of receivables from corporate
    headquarters                                              (5,738)
Elimination of corporate investment in subsidiaries          (18,730)
                                                      ---------------

Total                                                 $       25,987
                                                      ===============


OTHER SIGNIFICANT ITEMS

                                           Segment                Consolidated
                                           Totals    Adjustments     Totals
                                           ------    -----------     ------
Interest income (expense), net            $    (2)    $      97     $     95
Depreciation and amortization                 638             -          638
Expenditures for long-lived assets          1,526             3        1,529
Long-lived assets acquired for stock       24,619             -       24,619
Net assets acquired for stock              18,680             -       18,680

The adjustment for interest income (expense) relates to interest earned on a corporate money market account. The adjustment for long-lived asset expenditures relates to corporate computer purchases in 2000.

See the "Concentrations" section of Note 2 for information regarding major customers of the above segments.


--------------------------------------------------------------------------------
PAGE 30

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


17. SUBSEQUENT EVENTS (UNAUDITED)

ACQUISITION OF DISTECH LIMITED

On February 12, 2001, the Company completed the acquisition of all the outstanding ordinary stock of Distech Limited, a New Zealand corporation ("Distech"). Distech owns patented, state-of-the-art vacuum distillation technology capable of producing purified water from sources containing harmful chemicals. In the first phase of this transaction, which was effective November 30, 2000, the Company acquired approximately 71% of Distech's equity securities in exchange for a total of approximately 11,360,000 shares, options and warrants of the Company at a 3:1 exchange ratio. In accordance with New Zealand law, the Company subsequently made a successful tender offer at the same exchange ratio for the remaining 1.6 million Distech equity securities in exchange for a total of approximately 4.8 million Company shares, options and warrants.

Unless the Company raises $5 million of fresh equity capital by September 30, 2001, the former Distech stockholders have the right to rescind the transaction described in the preceding paragraph. Because of this contingency, the Distech acquisition has not been recorded in the accompanying December 31, 2000 financial statements. In addition, as of March 9, 2001, approximately 1,640,000 shares of the Company's common stock (which are included in the above amounts) have not been issued. These shares are being held in escrow as collateral for an indemnity agreement (regarding any losses or claims relating to Distech's intellectual property) provided to the Company by a former Distech stockholder/officer. Under certain circumstances, such escrowed shares may be released in December 2001 and December 2002.

The terms of the Company options and warrants issued to the former Distech stockholders are summarized as follows:

      Options to acquire 69,000 shares of the Company's common stock for NZ$1.67 per share, expiring on December 31, 2005; and

      Warrants to acquire approximately 791,000 shares of the Company's common stock for NZ$1.67 per share, expiring on May 1, 2001.

As of April 1, 2001, the private placement of a $5 million equity investment in Liquitek Enterprises, Inc. had been fully subscribed by Accelerated Technologies Fund LLC ("ATF"), a venture capital fund organized by Culley W. Davis, the Chairman of the Board of the Company. ATF is committed to funding startup businesses including ventures in oil and gas projects, real estate development, a "virtual fiber optic" technology, catalytic devices, soap-less laundry technology and others. ATF is seeking to raise $45 million through private placement of LLC shares. As of April 6, 2001, ATF had received cash investments for approximately $8.1 million and had advanced to the Company approximately $1.5 million toward the $5 million equity investment.

--------------------------------------------------------------------------------
PAGE 31

--------------------------------------------------------------------------------
                   LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                           (FORMERLY VITRISEAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


17. SUBSEQUENT EVENTS (UNAUDITED) (continued)

LOANS FROM RELATED PARTY

Subsequent to December 31, 2000, the Company borrowed approximately $765,000 from Lighthouse, Inc. in exchange for notes payable bearing interest at 6.2% per annum. Principal and unpaid interest are due in 2002.



--------------------------------------------------------------------------------
PAGE 32