Form 10-Q
period 2001-03-31
LIQUITEK ENTERPRISES INC
filed 2001-05-15
CIK 773603

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001
                                     --------------

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

                            1350 East Draper Parkway
                               Draper, Utah 84020
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 553-8785

                                 Not applicable.
                    (Former name, changed since last report)


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

     As of April 15, 2001, the Company had 38,376,737 shares of Common Stock outstanding.

Another 15,340,104 restricted shares of Common Stock of the registrant have been issued subject to rescission in connection with an acquisition.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                            LIQUITEK ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                          Page
PART I. FINANCIAL INFORMATION                                               3

Item 1. Financial Statements:                                               3

Unaudited Condensed Consolidated Balance Sheet as of March                  4
31, 2001 and Audited Condensed Consolidated Balance Sheet
As of December 31, 2000

Unaudited Condensed Consolidated Statements of Operations                   5
for the Three-month Periods Ended March 31, 2001 and 2000.

Unaudited Condensed Consolidated Statements of Cash Flows                   6
for the Three-month Periods Ended March 31, 2001 and 2000.

Notes to the Unaudited Condensed Consolidated Financial                     7
Statements for the Three-month Periods Ended March 31, 2001
and 2000.

Item 2. Management's Discussion and                                         14
Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities                                              16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  17


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Management of Liquitek Enterprises Inc. ("we," "us," or "Company") prepared the unaudited condensed consolidated financial statements together with related notes that are filed with this Form 10-Q Quarterly Report. In the opinion of management, these financial statements fairly present the consolidated financial condition of the Company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

As the Company has passed the threshold level for market value of the Common Stock held by non-affiliates for the past two years, with this report we are switching from the SB report format to the SX report format.

                  LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 2001 AND DECEMBER 31, 2000

                                                     MARCH 31, 2001            DECEMBER 31, 2000
                                                       (UNAUDITED)                 (AUDITED)
                                                     --------------            -----------------
                                  ASSETS

CURRENT ASSETS
     CASH                                            $      132,578            $          23,864
     ACCOUNTS RECEIVABLE                                    214,040                      200,575
     ADVANCES TO COMPANY BEING ACQUIRED                     979,335                      620,000
     PREPAID EXPENSES AND OTHER CURRENT ASSETS              151,642                      113,830
                                                     --------------            -----------------
            TOTAL CURRENT ASSETS                          1,477,595                      958,269

PROPERTY AND EQUIPMENT, NET                               3,152,969                    3,153,130

DEPOSITS AND OTHER ASSETS                                   437,536                      447,185
ACQUIRED COMPLETED TECHNOLOGY, NET                       10,421,950                   10,557,300
GOODWILL, NET                                             9,894,273                   10,022,918
PATENTS AND OTHER INTANGIBLES, NET                          800,837                      848,097
                                                     --------------            -----------------
            TOTAL ASSETS                             $   26,185,160            $      25,986,899
                                                     ==============            =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $      801,533            $         587,915

DUE TO RELATED PARTIES                                    2,015,468                      967,079

DEFERRED INCOME TAXES                                     3,768,590                    3,827,213

STOCKHOLDERS' EQUITY
     COMMON STOCK, par value $.001/ share,
           100,000,000 shares authorized                     38,376                       38,126
         03/31/2001:   38,376,737 outstanding
         12/31/2001:   38,126,737 outstanding
     ADDITIONAL PAID-IN CAPITAL                          30,654,311                   30,204,561
     STOCK OPTIONS, WARRANTS AND DEFERRED
       COMPENSATION                                       1,431,241                    1,356,241
     ACCUMULATED DEFICIT                                (12,524,359)                 (10,994,236)
                                                     --------------            -----------------
         TOTAL STOCKHOLDERS' EQUITY                      19,599,569                   20,604,692
                                                     --------------            -----------------
            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                   $   26,185,160            $      25,986,899
                                                     ==============            =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                                MARCH 31, 2001       MARCH 31, 2000
                                              ------------------   ------------------
SALES                                         $          465,835   $                -
COST OF SALES                                            319,195                    -
                                              ------------------   ------------------
         GROSS PROFIT                                    146,640                    -

OPERATING EXPENSES
     SELLING AND DISTRIBUTION EXPENSES                   149,675                    -
     GENERAL AND ADMINISTRATIVE EXPENSES               1,302,011            1,256,456
     RESEARCH AND DEVELOPMENT EXPENSES                   210,003              147,540
                                              ------------------   ------------------
                                                       1,661,689            1,403,996
                                              ------------------   ------------------
LOSS BEFORE INTEREST AND INCOME TAX BENEFIT           (1,515,049)          (1,403,996)

INTEREST INCOME/(EXPENSE) NET                            (15,074)              26,612

INCOME TAX BENEFIT                                             -                    -
                                              ------------------   ------------------
NET (LOSS)                                    $       (1,530,123)  $       (1,377,384)
                                              ==================   ==================

BASIC AND DILUTED LOSS PER SHARE              $            (0.04)  $            (0.06)
                                              ==================   ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                          THREE MONTHS        THREE MONTHS
                                                         ENDED MARCH 31,     ENDED MARCH 31,
                                                              2001                 2000
                                                         ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

     NET (LOSS)                                               (1,530,123)         (1,377,384)

     ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH USED
         BY OPERATING ACTIVITIES:
            DEPRECIATION AND AMORTIZATION                        384,944               5,814
            STOCK OPTIONS                                         75,000                   -
            STOCK COMPENSATION EXPENSE                           300,000                   -
            CHANGES IN OPERATING ASSETS AND LIABILITIES:
                ACCOUNTS RECEIVABLE                              (13,465)                  -
                INVENTORIES                                      (11,033)                  -
                PREPAID EXPENSES AND OTHER CURRENT ASSETS        (26,779)             21,374
                DEPOSITS AND OTHER ASSETS                          9,649                (450)
                ACCOUNTS PAYABLE AND ACCRUED EXPENSES            154,995             187,376
                                                         ---------------     ---------------
         NET CASH (USED) BY OPERATING ACTIVITIES                (656,812)         (1,163,270)
                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

     ADVANCES TO COMPANIES BEING ACQUIRED                       (359,335)           (749,316)
     ACQUISITION OF PROPERTY AND EQUIPMENT                       (72,012)            (82,206)
     CAPITALIZED PATENT COSTS AND OTHER TECHNOLOGIES              (1,516)             (6,689)
                                                         ---------------     ---------------
         NET CASH (USED) BY INVESTING ACTIVITIES                (432,863)           (838,211)
                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

     ADVANCES FROM (TO) RELATED PARTIES                        1,048,389              (6,912)
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                      150,000           6,728,000
                                                         ---------------     ---------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES             1,198,389           6,721,088
                                                         ---------------     ---------------


NET INCREASE IN CASH                                             108,714           4,719,607

CASH AT BEGINNING OF PERIOD                                       23,864             366,566
                                                         ---------------     ---------------
CASH AT END OF PERIOD                                            132,578           5,086,173
                                                         ===============     ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIQUITEK ENTERPRISES INC.
Notes to the Unaudited Condensed Consolidated Financial Statements For the Three-month Periods Ended March 31, 2001 and 2000.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS

On February 12, 2001, we completed the acquisition of Distech Limited ("Distech"), a New Zealand corporation engaged in designing and manufacturing equipment for treating water and other fluids. Distech has developed unique, fail-safe, state-of-the-art, sub-atmospheric water distillation equipment. The technology employs vacuum distillation for low temperature evaporation and vapor compression for efficient recycling of heat energy. The result is a cost-efficient system for producing high-purity water in commercial quantities. Several of Distech's technical innovations are protected by international patents. Management believes that features such as automatic clean-in-place (to protect against the adversities of scaling), remote system management over telecommunication links, minimal pre-treatment requirements, compact size, small footprint and competitive pricing suggest a strong commercial opportunity for this equipment.

In conjunction with that acquisition, we issued 15,340,104 shares of restricted common stock of the Company plus 790,896 warrants and 69,000 options for the purchase of additional shares of restricted common stock in exchange for 100% of the comparable equity securities of Distech. The former holders of the Distech equity securities have a right of rescission on the transaction until the Company achieves an equity infusion of $5,000,000 or September 30, 2001, whichever occurs first. Because of this contingency, neither the Distech-related issuances, the Distech financial position at March 31, 2001 nor the Distech operating results for the three-months ended March 31, 2001 is reflected in the March 31, 2001 financial statements contained in this Form 10-Q report.

The Distech operations complement those of another wholly-owned subsidiary, Liquitek Corporation. Together these businesses give us a suite of technologies offering competitive solutions to problems in water bottling, recycling, industrial wastewater, remediation, desalination and ultra-pure water applications. These businesses are further complemented by the operations of Thermoflow Corporation ("Thermoflow"), Interfluid Environmental Services, Inc. ("Interfluid"), and VitriSeal, Inc. ("VitriSeal"), also wholly-owned subsidiaries of the Company. Liquitek Corporation, Thermoflow and Interfluid were all acquired through tax-free, stock-for-stock reorganizations in 2000.

Thermoflow owns and operates a proprietary antifreeze recycling facility in Las Vegas, Nevada. The Thermoflow technology allows recycling of antifreeze to produce fully reformulated antifreeze indistinguishable from antifreeze made from virgin materials. The Thermoflow technology and subsets thereof are capable of economically treating/recycling many other contaminated liquids, including wastewater. Liquitek Corporation shares the rights to use any or all of the Thermoflow technology in meeting the needs of its clientele.

Interfluid Environmental Services, Inc. operates a closed-loop waste antifreeze collection and recycled antifreeze distribution system in the San Diego, California area. The waste collected in San Diego is deposited at an unrelated transfer facility in the Los Angeles, California area. Such waste, along with that brought to the transfer facility by other closed-loop operators and waste antifreeze collectors, is then transported in Interfluid's long-haul bulk transportation equipment to Las Vegas for processing in the Thermoflow plant. Interfluid also provides long-haul bulk transport services for others of Thermoflow's customers. Interfluid is an integral part of the Thermoflow operation, but is a separate legal entity to isolate higher risk operations.

Liquitek Corporation has licensed a proprietary oily wastewater treatment system to Hawaii's largest recycling company. This client has recently been awarded a reduced inspection schedule from environmental regulators because of the effectiveness of their water treatment system. The system, or derivatives thereof, may be readily replicated in other locations. Liquitek has also developed a proprietary system for recycling carwash, laundry and aqueous solvent wastewater. The Company has tested the system in Japan and is presently negotiating sales with a Japanese distributor. Liquitek plans to introduce a similar system in the United States. Finally, Liquitek is engaged in engineering customized solutions based on its proprietary technologies for potential customers with a variety of water treatment problems, e.g., a paper recycling operation in Mexico.

VitriSeal owns the rights for a series of patented processes and proprietary know-how called VitriSeal(TM). The process is based on inorganic silicate chemistry. It produces superior, hard, bright, clear, corrosion-protective coatings on metal surfaces at a fraction of the cost of other clear coatings. The VitriSeal(TM) waterborne coating has little to no organic vapor emissions and creates minimal waste during the normal process operation. Accordingly there are no abnormal regulatory impacts or special governmental approval requirements on the VitriSeal(TM) application process, either in our own facility or in potential licensees' facilities. The VitriSeal(TM) coating combines many of the attributes of other types of coatings, such as anodizing, chrome plating and painting. It has corrosion and weathering resistance comparable to organic paint coatings, and it does not delaminate, or "creep back," from damage locations as chrome plating and painting do. This unique combination of properties is expected to afford opportunities in a wide variety of markets: vehicle wheels, fabricated aluminum products, extruded aluminum products and sheet/coil aluminum products. Ongoing research indicates potential for applying the coating to non-aluminum substrates as well.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements for the three-month periods ended March 31, 2001 and 2000 without audit by our independent auditors. In the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to instructions for Form 10-Q. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB annual report for 2000 previously filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

GOVERNMENT REGULATION

Thermoflow Corporation's facility is subject to certain government regulations regarding hazardous waste management, primarily related to the recycling of ethylene glycol (spent antifreeze) and storage of other hazardous materials used in the recycling process. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the capital expenditures, operations, financial condition or competitive position of the Company. Management believes that its current practices and procedures comply with applicable requirements.

Thermoflow is subject to annual inspections by the Nevada Department of Conservation and Natural Resources, a Division of Environmental Protection (the "Department"), which evaluates compliance with applicable hazardous waste management regulations. No violations were reported by the Department during the 1999 and 2000 inspections, and a 2001 inspection has not yet been performed. In addition, Thermoflow Corporation has an active Nevada hazardous material storage permit, though the replacement certificate for the one that expired on February 28, 2001 has not yet been received from the State. Finally, Thermoflow was recently awarded an additional permit which allows it to accept and process at its facility quantities of oily wastewater to render them harmless for disposal to the sewer system, thus opening a new revenue generation stream for this business.

Except as set forth below, the Company's significant accounting policies are as described in the notes to the Company's December 31, 2000 consolidated financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying March 31, 2001 financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Distech Limited which has not been consolidated because of the contingencies that remained in place at March 31, 2001, as noted above. All significant inter-company transactions and balances have been eliminated in consolidation. Because the Thermoflow and Liquitek Corporation subsidiaries were acquired on May 26,

2000 and the Interfluid subsidiary was acquired on July 1, 2000, none of their operations are included in the accompanying unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2000.

INTANGIBLE ASSETS OTHER THAN PATENTS

Goodwill and acquired completed technology are amortized on a straight-line basis over 20 years. Assembled workforce, acquired customer base and other intangible assets are amortized over 10, 5 and 2 to 3 years, respectively, on a straight-line basis.

INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income.

Based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of deferred income tax assets, due mostly to net operating loss carryforwards, may not be realized. As such, management has provided 100% allowances against the deferred tax asset and deferred tax benefit as of and for the periods ended March 31, 2001 and 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

For the three-month period ended March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's March 31, 2001 financial statements.

RECLASSIFICATIONS

Certain amounts in the March 31, 2000 financial statements have been reclassified to conform to their March 31, 2001 presentation.

3. RELATED PARTY TRANSACTIONS

In connection with the acquisition of Distech Limited (Note 1), the Company advanced approximately $979,000 to Distech through March 31, 2001. These advances are due on demand and are non-interest bearing. It is expected that once the contingencies in the transaction are fulfilled and the acquisition is recorded in the books of the Company, the inter-company receivable and payable shown in the books of the Company and Distech will be eliminated in consolidation.

4. STOCK TRANSACTIONS

On February 15, 2001, the Company reached agreements with Daniel L. Corbin ("Corbin") and Dennis A. Repp ("Repp")whereby each mutually agreed with the Company to rescind their respective royalty agreements in exchange for 100,000 shares each of the Company's common stock. As a result of these rescission agreements, the Company, Corbin and Repp were released from all duties and obligations under the original royalty agreements. As the Company's common stock had a closing price of $1.50 per share on that date, the Company recognized stock compensation expense in the amount of $300,000 pertaining to these issuances.

On March 22, 2001, the Company completed the sale of 50,000 shares of its restricted common stock at $3.00 per share under the terms of a private placement undertaken during the first quarter of 2000 pursuant to Rule 506 of Regulation D, based upon the offering being made only to "accredited investors" as defined by Federal securities law.

5. GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is engaged in three businesses: development of a metal coating process known as "VitriSeal(TM)," recycling antifreeze, and providing equipment for processing other contaminated fluids to recycle them or render them harmless to the environment. The Company has not generated significant revenues in the past. Management expects that the Company will require significant additional capital to advance the development of these operations to the point at which they may become commercially viable. The acquisition of Distech (see Note 1) has required expansion of our capital resources by a $5,000,000 equity infusion by September 30, 2001. The Company is presently seeking equity investment through a private placement offering.

At April 1, 2001, the private placement of a $5 million equity investment in Liquitek Enterprises, Inc. was fully subscribed by Accelerated Technologies Fund LLC ("ATF"), an entity organized by Culley W. Davis, the Chairman of the Board of the Company. ATF's charter is to provide funding for emerging companies. As of May 1, 2001, ATF had provided approximately $1.8 million to the Company toward its $5 million commitment.

6. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards
No. 128, "Earnings per Share."

The weighted average numbers of common shares outstanding for the three-month periods ended March 31, 2001 and 2000 were 38,229,515 and 22,195,435 respectively.

A total of 15,340,104 restricted shares of Common Stock of the Company have been issued, subject to rescission, in connection with the exchange of shares with common stockholders of Distech Limited in a tax-free, stock-for-stock reorganization. Such issuance has not been reflected in the Company's March 31, 2001 financial statements because of contingencies in the acquisition transaction.

7. SEGMENT INFORMATION

Prior to the acquisitions discussed in Note 1, the Company operated in only one segment, metal coating, which was then and remains in the development stage. As of approximately June 1, 2000, the Company had three reportable segments (see the table below). Except as set forth herein, the segments' significant accounting policies are the same as those described in the notes to the Company's December 31, 2000 consolidated financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission. Interest expense is not allocated to individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest, income taxes and non-recurring gains and losses.

The Company's reportable segments are strategic business units that offer different products and services. Each segment is managed separately because they use different technologies and/or market to distinct classes of customers.

                                       (Table in Thousands)

                        Metal      Waste
                       Coating     Water     Antifreeze
                       Process   Treatment   Recycling    Unallocated   Totals
                       -------   ---------   ----------   -----------  ---------
Sales to external
 customers              $   -     $    61     $   405       $     -     $   466

Segment loss              336         268         162           764       1,530

Segment assets            619      12,738      11,585        26,502      51,444


Unallocated segment assets in the foregoing table consist primarily of investments in subsidiaries ($18,730), subsidiary payables to the Company ($6,456) and other assets ($1,316). The former two amounts were eliminated in consolidation, along with $73 of inter-company receivables and inventory holdings within a subsidiary. The net of the unallocated segment assets ($26,502 as shown in the table) and the eliminations ($18,730, $6,456 and $73 as described in this paragraph) is $1,243. When this amount is added to the segment assets in the other segments in the table ($619, $12,738 and $11,585), the total of $26,185 corresponds to the consolidated total assets as presented in the balance sheet for March 31, 2001. (All amounts in this paragraph are in thousands to correspond to the preceding table.)

8. MAJOR CUSTOMERS

For the three-month period ended March 31, 2001, one customer of the antifreeze recycling segment individually accounted for at least 10% of consolidated revenues. Further, one customer accounted for all of the revenues of the waste water treatment segment.

9. SUBSEQUENT EVENTS

In accordance with the month-to-month nature of the consulting contract with Hamlin Jennings, an independent contractor who provided technical consulting services to VitriSeal over past four years, his services were terminated as of April 30, 2001. The termination process and post-termination provisions of his agreements with the Company are being followed. The Company has replaced his consulting services with those of a scientist who will carry on the Company's research and development program as an employee.

In conjunction with the termination of the Jennings contract, we have relocated our laboratory operations to the Detroit area in a facility adjacent to the pilot production plant established in 2000. The physical consolidation of research and development and production operations is expected to benefit the Company. The laboratory space in Evanston, Illinois that we vacated in this relocation has been placed on the market. With such space in that area being limited, we anticipate that we will be able to eliminate most, if not all, of the cost of that facility prior to the termination of our contract on the space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Consolidated net revenues for the three-month period ended March 31, 2001, were $465,835 compared to zero revenues for the comparable period in 2000. Consolidated cost of sales was $319,195 for the three-month period ended March 31, 2001 compared to zero for the comparable period in 2000. These data yield a gross margin of 31.5% for the three-month period ended March 31, 2001 while this measure for the three month period ended March 31, 2000 is undefined. The 2001 period includes operations from Thermoflow, Liquitek and Interfluid while the 2000 period contains exclusively VitriSeal operations.

Consolidated operating expenses were $1,661,689 for the three months ended March 31, 2001 versus $1,403,996 for the comparable period in 2000. The increase is attributable to an amalgam of increases and decreases, the major elements of which are (1) more aggressive development of the VitriSeal product, (2) the consolidation of Thermoflow, Liquitek and Interfluid operating expenses, (3) the write-off and amortization of intangibles recorded in connection with the acquisitions of Thermoflow, Liquitek and Interfluid, (4) the stock compensation associated with the royalty rescission agreements negotiated with Daniel L. Corbin and Dennis A. Repp and (5) a reduction in financial consulting service fees associated with the 2000 equity fund raising.

The Company experienced a consolidated net loss and corresponding loss per share of $1,530,123 and $0.04, respectively, for the three months ended March 31, 2001, compared to a consolidated net loss and loss per share of $1,377,384 and $0.06, respectively, for the comparable 2000 period.

CAPITAL RESOURCES AND LIQUIDITY

With the Distech acquisition described herein, and with the changes in management personnel which occurred in late 2000, the primary thrust of our operating plans for 2001 is to accomplish the transition from development stage businesses to commercial operations with production, sales and revenue. Each operating company has recently completed the development of long range strategic plans and operating plans. Control mechanisms are being put in place to monitor adherence to these plans. Additional acquisitions may occur, but only under compelling circumstances that would enhance the performance of the businesses already owned.

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

The 2001 Operating Plan for Thermoflow Corporation calls for significant growth in the utilization of the capacity of the Las Vegas plant. We also plan to combine waste water treatment with waste antifreeze treatment in the Las Vegas facility. We expect to be at 100% of practical capacity sometime in 2002. We also expect to start building a second plant in 2002 and additional plants as we achieve capacity operations in each successive plant.

The Liquitek Corporation 2001 Operating Plan envisages revenues from the sale and/or engineering of small-, intermediate- and large-scale fluid treatment systems using the Company's technologies. Growth through the next three years is expected to come from these same product lines with greater volumes following a reputation for successful implementations through earlier years' sales.

The Distech Limited 2001 Operating Plan provides for sales of the D-50 model and derivatives thereof, models producing approximately 50 U.S. gallons of treated water per hour, in remediation, water bottling, desalination, closed-loop recycling and institutional markets. The research and development program will support these sales objectives and will expand the product line through development of larger scale equipment. Future years' sales will grow as the product reputation spreads and will be augmented by products in the D-1000 and D-3000 series, models that will produce 1,000 and 3,000 U.S. gallons of treated water per hour, respectively.

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

The Company expects to raise additional capital within the next twelve months to fund further development of present and anticipated operations. The acquisition of Distech has required expansion of our capital resources by a $5,000,000 equity infusion by September 30, 2001. The Company is presently seeking equity investment through a private placement offering.

At April 1, 2001, the private placement of a $5 million equity investment in Liquitek Enterprises, Inc. was fully subscribed by Accelerated Technologies Fund LLC ("ATF"), an entity organized by Culley W. Davis, the Chairman of the Board of the Company. ATF's charter is to provide funding for emerging companies. As of May 1, 2001, ATF had provided approximately $1.8 million to the Company toward its $5 million commitment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not presently hold any investment instruments. The Company has entered into certain credit relationships as disclosed herein. All of our transactions are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

On February 15, 2001, the Company issued 100,000 shares each to Daniel L. Corbin and Dennis A. Repp as consideration for agreements to rescind the royalty agreements previously existing between each of them and the Company. These shares were recorded at a value of $1.50 per share, which was the closing market price on the day the agreements were reached.

On March 22, 2001, the Company completed the sale of 50,000 shares of its restricted common stock at $3.00 per share under the terms of a private placement undertaken during the first quarter of 2000 pursuant to Rule 506 of Regulation D, based upon the offering being made only to "accredited investors" as defined by Federal securities law.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.*

              None.

         (b)  Reports on Form 8-K.

              Forms 8-K and 8-K/A dated February 12, 2001 regarding the acquisition of Distech Limited.

         * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LIQUITEK ENTERPRISES INC.


Date: 05/15/01                 BY:/s/ LESTER W. B. MOORE
                                  --------------------------------------------
                                  Lester W. B. Moore, Chief Executive Officer


Date: 05/15/01                 BY:/s/ JOHN W. NAGEL
                                  --------------------------------------------
                                  John W. Nagel, Chief Financial Officer