Form 10-Q
period 2001-06-30
LIQUITEK ENTERPRISES INC
filed 2001-08-20
CIK 773603

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------

                          Commission File No. 02-99110


                           LIQUITEK ENTERPRISES, INC.
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its Charter)

                 NEVADA                                91-1499978
                 ------                                ----------
     (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
     incorporation or organization)


                            1350 East Draper Parkway
                               Draper, Utah 84020
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

     As of August 10, 2001, the Company had 38,376,737 shares of Common Stock outstanding.

Another 15,576,948 restricted shares of Common Stock of the registrant have been issued subject to rescission rights granted in connection with an acquisition.

Transitional Small Business Issuer Format   Yes / /     No /X/

                            LIQUITEK ENTERPRISES INC.

                                TABLE OF CONTENTS

                                                                                Page
PART I. FINANCIAL INFORMATION                                                      3

Item 1. Financial Statements:                                                      3

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2001 and
Audited Condensed Consolidated Balance Sheet As of December 31, 2000               4

Unaudited Condensed Consolidated Statements of Operations for the
Three-month and Six-month Periods Ended June 30, 2001 and 2000                     5

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six-month Periods Ended June 30, 2001 and 2000                                     6

Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three-month and Six-month Periods Ended June 30, 2001 and 2000             7

Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations                         16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                         19

Item 2. Changes in Securities                                                     19

Item 3. Defaults Upon Senior Securities                                           19

Item 4. Submission of Matters to a Vote of Security Holders                       19

Item 5. Other Information                                                         19

Item 6. Exhibits and Reports on Form 8-K                                          19

SIGNATURES                                                                        20


                         PART I - FINANCIAL INFORMATION

          All statements, other than statements of historical fact, included in this Form 10-Q, including the statements under "Management's Discussion and Analysis," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of
1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive technology advancements and other pressures from competitors, economic conditions generally and in our research and development efforts, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in our filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

                   LIQUITEK ENTERPRISES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                  JUNE 30, 2001       DECEMBER 31, 2000
                                                                                   (UNAUDITED)            (AUDITED)
                                                                                  -------------       -----------------
                                     ASSETS

CURRENT ASSETS
      CASH                                                                        $     31,350          $     23,864
      ACCOUNTS RECEIVABLE                                                              219,273               200,575
      ADVANCES TO COMPANY BEING ACQUIRED                                             1,390,637               620,000
      PREPAID EXPENSES AND OTHER CURRENT ASSETS                                        190,540               113,830
                                                                                  ------------          ------------
              TOTAL CURRENT ASSETS                                                   1,831,800               958,269

PROPERTY AND EQUIPMENT, NET                                                          3,100,405             3,153,130

DEPOSITS AND OTHER ASSETS                                                              450,432               447,185
ACQUIRED COMPLETED TECHNOLOGY, NET                                                  10,286,600            10,557,300
GOODWILL, NET                                                                        9,765,807            10,022,918
PATENTS AND OTHER INTANGIBLES, NET                                                     770,717               848,097
                                                                                  ------------          ------------
              TOTAL ASSETS                                                        $ 26,205,761          $ 25,986,899
                                                                                  ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                       $  1,084,386          $    587,915

DUE TO RELATED PARTIES                                                               2,808,897               967,079

DEFERRED INCOME TAXES                                                                3,709,967             3,827,213

STOCKHOLDERS' EQUITY
      COMMON STOCK, par value $.001/ share, 100,000,000 shares authorized               38,376                38,126
          June 30, 2001: 38,376,737 outstanding
          December 31, 2000: 38,126,737 outstanding
      ADDITIONAL PAID-IN CAPITAL                                                    30,654,311            30,204,561
      STOCK OPTIONS, WARRANTS AND DEFERRED COMPENSATION                              1,506,241             1,356,241
      ACCUMULATED DEFICIT                                                          (13,596,417)          (10,994,236)
                                                                                  ------------          ------------
          TOTAL STOCKHOLDERS' EQUITY                                                18,602,511            20,604,692
                                                                                  ------------          ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 26,205,761          $ 25,986,899
                                                                                  ============          ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                   LIQUITEK ENTERPRISES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


                                                 THREE MONTHS ENDED  THREE MONTHS ENDED     SIX MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30, 2001        JUNE 30, 2000        JUNE 30, 2001        JUNE 30, 2000
                                                 ------------------  ------------------     ----------------     ----------------
SALES                                               $   430,482          $   130,610          $   896,317          $   130,610
COST OF SALES                                           393,635              100,128              712,830              100,128
                                                    -----------          -----------          -----------          -----------
      GROSS PROFIT                                       36,847               30,482              183,487               30,482

OPERATING EXPENSES
   SELLING AND DISTRIBUTION                              89,560               43,758              239,235               43,758
   GENERAL AND ADMINISTRATIVE                           793,033            1,041,958            2,095,044            2,310,072
   RESEARCH AND DEVELOPMENT:
   ACQUIRED IN-PROCESS RESEARCH AND
      DEVELOPMENT                                            --              970,000                   --              970,000
   OTHER                                                192,761              129,416              402,765              265,551
                                                    -----------          -----------          -----------          -----------
                                                      1,075,354            2,185,132            2,737,044            3,589,381
                                                    -----------          -----------          -----------          -----------
LOSS BEFORE INTEREST AND INCOME TAX BENEFIT          (1,038,507)          (2,154,650)          (2,553,557)          (3,558,899)

INTEREST INCOME / (EXPENSE) NET                         (33,550)              52,292              (48,623)              78,904

INCOME TAX BENEFIT, NET OF VALUATION ALLOWANCE               --                   --                   --                   --
                                                    -----------          -----------          -----------          -----------
NET (LOSS)                                          $(1,072,057)         $(2,102,358)         $(2,602,180)         $(3,479,995)
                                                    ===========          ===========          ===========          ===========
BASIC AND DILUTED LOSS PER SHARE                    $     (0.03)         $     (0.07)         $     (0.07)         $     (0.14)
                                                    ===========          ===========          ===========          ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                   LIQUITEK ENTERPRISES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                                           SIX MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30, 2001      JUNE 30, 2000
                                                           ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET (LOSS)                                                $(2,602,180)        $(3,479,995)

   ADJUSTMENTS TO RECONCILE NET (LOSS) TO
      NET CASH USED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                           766,576             108,253
         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT                 --             970,000
         STOCK OPTIONS                                           150,000             365,750
         CHANGES IN OPERATING ASSETS AND LIABILITIES:
            ACCOUNTS RECEIVABLE                                  (18,698)           (100,837)
            PREPAID EXPENSES AND OTHER CURRENT ASSETS            (76,710)              5,387
            DEPOSITS AND OTHER ASSETS                             (3,247)                 --
            ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND
               DEFERRED INCOME TAXES                             379,224             (83,834)
                                                              ----------          ----------
      NET CASH (USED) BY OPERATING ACTIVITIES                 (1,405,035)         (2,215,276)
                                                              ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   CASH FROM COMPANIES ACQUIRED                                       --              55,063
   ADVANCES TO COMPANIES BEING ACQUIRED                         (770,637)           (749,316)
   ACQUISITION OF PROPERTY AND EQUIPMENT                         (88,929)           (559,599)
   CAPITALIZED PATENT COSTS AND OTHER TECHNOLOGIES               (19,731)            (10,162)
                                                              ----------          ----------
      NET CASH (USED) BY INVESTING ACTIVITIES                   (879,297)         (1,264,014)
                                                              ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   ADVANCES FROM (TO) RELATED PARTIES                          1,841,818              (6,912)
   PROCEEDS FROM ISSUANCE OF COMMON STOCK                        450,000           6,728,000
   REPAYMENT OF DEBT ASSUMED IN ACQUISITION                           --            (996,949)
                                                              ----------          ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                2,291,818           5,724,139
                                                              ----------          ----------
NET INCREASE IN CASH                                               7,486           2,244,849

CASH AT BEGINNING OF PERIOD                                       23,864             366,566
                                                              ----------          ----------
CASH AT END OF PERIOD                                        $    31,350         $ 2,611,415
                                                              ==========          ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

LIQUITEK ENTERPRISES INC.
Notes to the Unaudited Condensed Consolidated Financial Statements for the Three-month and Six-month Periods Ended June 30, 2001 and 2000.

1.   NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS

On February 12, 2001, we completed the acquisition of Distech Limited ("Distech"), a New Zealand corporation engaged in designing and manufacturing equipment for treating water and other fluids. Distech has developed unique, fail-safe, state-of-the-art, sub-atmospheric water distillation equipment. The technology employs vacuum distillation for low temperature evaporation and vapor compression for efficient recycling of heat energy. The result is a cost-efficient system for producing high-purity water in commercial quantities. Several of Distech's technical innovations are protected by international patents. Management believes that features such as automatic clean-in-place (to protect against the problem of mineral scaling), remote system management over telecommunication links, minimal pre-treatment requirements, compact size, small footprint and competitive pricing suggest a strong commercial opportunity for this equipment.

In conjunction with that acquisition, we issued 15,340,104 shares of restricted common stock of the Company plus 790,896 warrants and 69,000 options for the purchase of additional shares of restricted common stock in exchange for 100% of the comparable equity securities of Distech. Warrants for 236,844 shares were exercised during the quarter ended June 30, 2001, yielding approximately US$165,000 in additional investment in the Company. The former holders of the Distech equity securities have a right of rescission on the transaction until the Company achieves an equity infusion of $5,000,000 or September 30, 2001, whichever occurs first. Because of this contingency, the Distech acquisition has not been booked, and neither the Distech-related issuances, the Distech financial position at June 30, 2001 nor the Distech operating results for the six-months ended June 30, 2001 is reflected in the June 30, 2001 financial statements contained in this Form 10-Q report.

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

During the quarter ended June 30, 2001, the Company pursued further refinement of its products through its research and development functions and sales opportunities through promotional meetings with prospective customers. Thermoflow expanded both its sources of supply for waste antifreeze and its customer base for its recycled products. Liquitek developed a small scale electro-dialysis module that may be used in conjunction with its previously developed small scale filtration equipment, thus offering customers the ability to economically produce high purity fluids through on-site processing. Distech continued the development of its larger scale machine, the D-1000, and the testing of its technology in various applications, e.g., seawater desalination. VitriSeal relocated its laboratory to a facility adjacent to its production plant in the Metropolitan Detroit area. The Company's preliminary and on-going sales contacts include:

     Distech
          Metal finishing operators
          Water bottlers
          A mid-East equipment sales representative
          A military supplier
          Retail store operators
          An airport

     Liquitek
          A Japanese distributor
          U. S. carwash operators
          Oil processors, domestic and international
          A paper recycler

     VitriSeal
          Automotive wheel suppliers
          Truck wheel suppliers and refurbishers
          Suppliers of fabricated aluminum parts for the truck industry An aircraft manufacturer

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2001 and 2000 without audit by our independent auditors. In the opinion of management, all adjustments necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions for Form 10-Q. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB annual report for 2000 previously filed with the Securities and Exchange Commission.

The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Thermoflow is subject to inspections by the Nevada Department of Conservation and Natural Resources, a Division of Environmental Protection (the "Department"), which evaluates compliance with applicable hazardous waste management regulations. No violations were reported by the Department during the 1999 and 2000 inspections. The Department then shifted to an annual inspection cycle for Thermoflow; the 2001 inspection is expected to be performed in late August. In addition, Thermoflow Corporation has an active Nevada hazardous material storage permit that expires on February 28, 2002. Finally, during the quarter ended June 30, 2001, Thermoflow began processing oily wastewater to render it harmless for disposal to the sewer system under a permit granted by the Department.

Except as set forth below, the Company's significant accounting policies are as described in the notes to the Company's December 31, 2000 financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying June 30, 2001 financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Distech Limited which has not been consolidated because of the contingencies that remained in place at June 30, 2001, as noted above. All significant inter-company transactions and balances have been eliminated in consolidation. Because the Thermoflow and Liquitek Corporation subsidiaries were acquired on May 26, 2000, only approximately one month of their operations is included in the accompanying statements of operations for the three-month and six month periods ended June 30, 2000. Further, because the Interfluid subsidiary was acquired on July 1, 2000, none of its operations are included in the accompanying statements of operations for the three-month and six-month periods ended June 30, 2000.

INTANGIBLE ASSETS OTHER THAN PATENTS

Goodwill and acquired completed technology are amortized on a straight-line basis over 20 years. Assembled workforce, acquired customer base and other intangible assets are amortized over 10, 5 and 2-3 years, respectively, on a straight-line basis.

RECENT ACCOUNTING PRONOUNCEMENTS

For the three-month and six-month periods ended June 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's June 30, 2001 financial statements.

In July, 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined exactly how the requirements of such pronouncements will affect the Company's future financial statements. The effect of SFAS 142 may be significant. With goodwill and acquired technology intangibles constituting approximately $20 million of the approximately $26 million in total assets (approximately 77%) as of June 30, 2001, either the absence of amortization charges or the write-down of impaired values will have a significant impact whenever either occurs.

RECLASSIFICATIONS

Certain amounts in the 2000 financial statements have been reclassified to conform to their June 30, 2001 presentation.

3.   RELATED PARTY TRANSACTIONS

In connection with the acquisition of Distech Limited (Note 1), the Company advanced approximately $1,391,000 to Distech through June 30, 2001. These advances are due on demand and are non-interest bearing. It is expected that once the contingencies in the transaction are fulfilled and the acquisition is recorded in the books of the Company, the inter-company receivable and payable shown in the books of the Company and Distech will be eliminated in consolidation. If the acquisition does not book, there is no assurance that such advances will be repaid, but management expects the required financing to be received prior to September 30, 2001.

During the three-month period ended June 30, 2001, advances from related parties increased by approximately $793,000. These were in the form of working capital advances from Lighthouse Capital, Inc., an affiliate of Culley W. Davis, the Company's Chairman of the Board. The debt from these advances was subsequently converted to Company common stock at the rate of $1.50 per share. See Note 5, GOING CONCERN/LIQUIDITY CONSIDERATIONS, below.

4.   STOCK TRANSACTIONS

During the three-months ended June 30, 2001, holders of warrants that were issued in connection with the acquisition of Distech Limited exercised such warrants for the purchase of 236,844 restricted shares of the Company. The exercise price was approximately US$0.70 per share. Inasmuch as the contingency regarding the rescission right on the Distech acquisition remains in place, none of the Distech acquisition, including the exercise of these warrants, has been recorded in the Company's accounts or included in the financial statements in this Form 10-Q report.

5.   GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is engaged in three businesses: development of a metal coating process known as "VitriSeal(TM)," recycling antifreeze, and providing equipment for processing other contaminated fluids to recycle them or render them harmless to the environment. The Company has not generated significant revenues in the past. Management expects that the Company will require significant additional capital to advance the development of these operations to the point at which they may become commercially viable. The acquisition of Distech (see Note 1) has required expansion of our capital resources by a $5,000,000 equity infusion by September 30, 2001 in order to eliminate a right of rescission on this transaction.

In the Form 10-Q report for the quarter ended March 31, 2001, the Company reported that the private placement of a $5 million equity investment in Liquitek Enterprises, Inc. had been fully subscribed by Accelerated Technologies Fund LLC ("ATF"), an entity organized by Culley W. Davis, the Chairman of the Board of the Company. In a press release to the general public issued on July 10, 2001, the Company announced that ATF would be unable to fulfill this commitment and that Lighthouse Capital, Inc. ("Lighthouse"), an affiliate of Mr. Davis, would convert the $2.1 million it had advanced to the Company against the ATF commitment from debt to Company common stock at the rate of $1.50 per share. This rate exceeded the weighted average closing price of the shares on the dates monies were advanced by Lighthouse, which was approximately $1.14 per share.

The Company has addressed its liquidity problems in part by temporary layoffs plus payables and payroll deferrals. The Company is seeking further equity investment through a private placement offering of convertible debentures. We also plan a registered rights offering to current shareholders. While such investment is being sought, and to deal with pressing financial needs, the Company obtained on August 9, 2001 a bridge loan in the amount of $1,000,000 from an existing shareholder. Approximately $545,000 of this amount was used to pay off an overdue note held by HydroMaid International, Inc. for funds it had advanced to enable the Company to exercise the option it held on the building in North Las Vegas, Nevada, where the Thermoflow plant is located. The balance of the proceeds will be used to pay critical payables and finance ongoing operations while further equity investment in the convertible debentures is being pursued.

6.   LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The weighted average numbers of common shares outstanding for the three-month periods ended June 30, 2001 and 2000 were 38,376,737 and 28,785,307 respectively. The weighted average numbers of common shares outstanding for the six-month periods ended June 30, 2001 and 2000 were 38,274,803 and 25,490,371 respectively.

A total of 15,340,104 restricted shares of Common Stock of the Company have been issued, subject to rescission, in connection with the exchange of shares with common stockholders of Distech Limited in a tax-free, stock-for-stock reorganization. An additional 236,844 restricted shares of the Common Stock of the Company were issued during the three-month period ended June 30, 2001, under the exercise of warrants held by the stockholders of Distech Limited as a result of the acquisition. Such issuances have not been reflected in the Company's
June 30, 2001 financial statements because of contingencies in the acquisition transaction.

7.   SEGMENT INFORMATION

Prior to the acquisitions discussed in Note 1, the Company operated in only one segment, metal coating, which was then and remains in the development stage. As of approximately June 1, 2000, the Company had three reportable segments (see the table below). Except as set forth herein, the segments' significant accounting policies are the same as those described in the notes to the Company's December 31, 2000 financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission. Interest expense is not allocated to individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest, income taxes and non-recurring gains and losses.

The Company's reportable segments are strategic business units that offer different products and services. Each segment is managed separately because they use different technologies and/or market to distinct classes of customers.

                                            For the six-months ended June 30, 2001
                                             (Table and Related Text in Thousands)

                            Metal          Waste
                          Coating          Water         Antifreeze
                          Process        Treatment       Recycling       Unallocated       Totals
                          -------        ---------       ---------       -----------       ------
Sales to external
 customers                $    --         $    78         $   818         $    --         $   896

Segment loss              $   743         $   544         $   300         $ 1,015         $ 2,602

Segment assets            $   602         $12,562         $11,470         $27,284         $51,918

Unallocated segment assets in the foregoing table consist primarily of investments in subsidiaries ($18,730), subsidiary payables to the Company ($6,860) and other assets ($1,694). The former two amounts were eliminated in consolidation, along with $120 of inter-company receivables and inventory holdings within a subsidiary. The net of the unallocated segment assets ($27,284 as shown in the table) and the eliminations ($18,730, $6,860 and $120 as described in this paragraph) is $1,574. When this amount is added to the segment assets in the other segments in the table ($602, $12,562 and $11,470), the total of $26,208 corresponds (within a rounding allowance) to the consolidated total assets as presented in the balance sheet for June 30, 2001.

8.   MAJOR CUSTOMERS

For the six-month period ended June 30, 2001, one customer of the antifreeze recycling segment individually accounted for at least 10% of segment revenues and consolidated revenues. Furthermore, two customers of the waste water treatment segment each accounted for over 10% of that subsidiary's revenues, though neither accounted for 10% of consolidated revenues.

9.   SUBSEQUENT EVENTS

In accordance with the month-to-month nature of the consulting contract with Hamlin Jennings, an independent contractor who provided technical consulting services to VitriSeal, Inc. over the past four years, his services were terminated as of April 30, 2001. The termination process and post-termination provisions of his agreements with the Company are being followed. The Company has replaced his consulting services with those of a scientist who will carry on the Company's research and development program as an employee.

On August 14, 2001, the Company was served notice of a civil action filed by Hamlin Jennings in U. S. District Court, Northern District of Illinois, seeking a declaratory judgment on the ownership of inventions expected from work under a grant from the National Science Foundation. While serving the Company as a consultant, Mr. Jennings applied for and was awarded the grant to fund experimentation in using the VitriSeal(TM) coating, or derivatives thereof, as an undercoating to vapor deposition hard coatings. The Company believes that the agreements that Mr. Jennings signed upon commencing his employment, particularly the Consulting Agreement and the contemporaneous Non-disclosure and Invention Assignment Agreement, protect the Company's interest in this matter. Legal counsel has not had time to examine the complaint and formulate responses thereto as of the filing of this Form 10-Q report.

In conjunction with the termination of the Jennings contract, we have relocated our laboratory operations to the Detroit area in a facility adjacent to the pilot production plant established in 2000. The physical consolidation of research and development and production operations is expected to benefit the Company. The laboratory space in Evanston, Illinois that we vacated in this relocation has been placed on the market. With such space in that area being limited, we anticipate that we will be able to eliminate most, if not all, of the cost of that facility prior to the termination of our contract on the space. However, with current economic conditions as they are, the real estate market in Evanston is relatively soft. We may have to await a rebound or market the space as general office space rather than laboratory space, either of which options will entail further cost to the Company.

The Board of Directors took the following actions in various meetings subsequent to June 30, 2001:

     - Approved the conversion of $2,100,000 in debt owed to Lighthouse Capital, Inc. to common stock at the rate of $1.50 per share, i.e., 1,400,000 shares to be issued.

     -    Authorized the issuance of investment units comprised of:

          o 12%, 36-month convertible debentures in the aggregate principal amount of up to $7,500,000 with a conversion rate of $0.50 per share,

          o One Class A warrant for each $2.00 of principal amount in the debentures exercisable at $0.25 per share and expiring 60 months from the date of issuance, and

          o One Class B warrant for each $1.00 of principal amount in the debentures exercisable at $1.00 per share and expiring 60 months from the date of issuance.

     - Authorized an amendment to the rescission rights in the Distech Limited Acquisition Agreement whereby the advances from the Company to Distech Limited will not be required to be repaid in the event the rescission is effected at a time when the Company is in a process of dissolution, whether or not under court supervision.

     - Authorized the Company to enter into a loan agreement between Distech Limited and Distillation Technologies Limited ("DTL"), a new New Zealand corporation organized to raise funds specifically for the support of Distech Limited. DTL is to offer debentures that will mirror the terms and conditions of the Company's authorized debentures as described above. The proceeds from the DTL offering will be advanced to Distech under the loan agreement. If the Company is successful in raising the $5 million necessary to terminate the rescission rights of the former Distech Limited shareholders, or if the rescission rights are not exercised, the debentures issued by DTL will be replaced with the mirror image debentures of the Company.

     - Authorized the Company to enter into a loan agreement in an amount not to exceed $1,200,000 with the Bart C. Warner Revocable Trust. This loan is to provide bridge financing to the Company to enable the payment of other debts and the financing of ongoing operations while the debentures described above are being marketed. This loan is secured by a pledge of the Company's shares of Thermoflow Corporation, a deed of trust on the real property owned by Thermoflow Corporation and a financing statement on Form UCC-1 on the equipment and personal property of Thermoflow Corporation. The loan bears interest at the rate of 12% per annum, paid quarterly, and it matures in one year. An initial increment of financing under this loan agreement in the amount of $1,000,000 was advanced to the Company on August 9, 2001.

In conjunction with the Interfluid acquisition which closed on July 1, 2000, the previous stockholders of Interfluid received 200,000 shares of the Company's restricted common stock. Under the original terms of the acquisition agreement, such stockholders were eligible to sell shares under Rule 144 after the restrictions pertaining to that rule were lifted on July 1, 2001. To the extent that such sales were made at prices below certain levels stipulated in the agreement, the Company would have to issue additional shares to the selling shareholder(s). An amendment to the agreement has been agreed upon by the shareholders and the Company. The original provisions for the issuance of additional shares have been voided. In their place, a right of rescission has been granted on the condition that the Company undertakes the dissolution of its business. If the funding necessary to continue operations is raised, the Company will buy back the 200,000 shares at a price of $3.00 in four equal installments. The first is due within fourteen days after raising the necessary funds to allow the Company to go forward with its business. The second is due on March 31, 2002, the third on March 31, 2003 and the fourth on March 31, 2004. Should the market price on any of those dates exceed $3.00 per share, the stockholder may opt to forego that installment with no further obligation on the Company for that installment. Management expects to formalize this amendment with a written agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Consolidated net revenues for the three-month and six-month periods ended June 30, 2001, were $430,482 and $896,317 compared to $130,610 and $130,610 for the comparable periods in 2000. Consolidated costs of sales were $393,635 and $712,830 for the three-month and six-month periods ended June 30, 2001 compared to $100,128 and $100,128 for the comparable periods in 2000. These data yield gross margins of 8.6% and 20.5% for the three-month and six-month periods ended June 30, 2001 while this measure for the three-month and six-month periods ended June 30, 2000 was 23.3% and 23.3%. The 2001 periods include operations from Thermoflow, Liquitek and Interfluid while the 2000 periods contain Thermoflow and Liquitek operations for only approximately one month. The 2001 periods also include production facility overhead costs for the VitriSeal, Inc. subsidiary that had not been established in the comparable periods of the earlier year, and for which no revenues were generated in 2001.

Consolidated operating expenses were $1,075,354 and $2,737,044 for the three-month and six-month periods ended June 30, 2001 versus $2,185,132 and $3,589,381 for the comparable periods in 2000. The decreases are attributable to an amalgam of increases and decreases, the major elements of which are (1) the restructuring of the VitriSeal(TM) research and development process, (2) the consolidation of Thermoflow, Liquitek and Interfluid operating expenses, (3) the write-off upon acquisition in 2000 of $970,000 in in-process research and development intangibles for the Liquitek Corporation subsidiary, (4) the stock compensation associated with the royalty rescission agreements negotiated in 2001 with Daniel L. Corbin and Dennis A. Repp and (5) a reduction in financial consulting service fees associated with the 2000 equity fund raising.

The Company experienced a consolidated net loss and corresponding loss per share of $1,072,057 and $0.03, respectively, for the three-month period ended June 30, 2001, compared to a consolidated net loss and loss per share of $2,102,358 and $0.07, respectively, for the comparable 2000 period. The losses for the six-month period ending June 30, 2001, were $2,602,180 and $0.07 while the losses for the comparable 2000 period were $3,479,995 and $0.14.

CAPITAL RESOURCES AND LIQUIDITY

With the Distech acquisition described herein, and with the changes in management personnel which occurred in late 2000, the primary thrust of our operating plans for 2001 is to complete the transition from research and development to commercial operations with production, sales and revenue. In early 2001, each operating company completed the development of long range strategic plans and operating plans. Control mechanisms have been put in place to monitor adherence to these plans. Additional acquisitions may occur, but only under compelling circumstances that would enhance the performance of the businesses already owned.

The 2001 Operating Plan for VitriSeal, Inc. contemplates revenue from contract coating in our Detroit plant for a variety of forged, fabricated, extruded and sheet aluminum products. Over the ensuing three years, we expect to enlarge the volumes of these contract-coating services and license or franchise the use of our technology in the plants of customers. The ongoing research and development program will address definition of the characteristics of the coating, applying the coating to different forms of aluminum and experimenting with coatings for other metals.

The 2001 Operating Plan for Thermoflow Corporation calls for significant growth in the utilization of the capacity of the Las Vegas plant. We also have started to combine waste water treatment with waste antifreeze treatment in the Las Vegas facility. We expect to be at 100% of practical capacity sometime in 2002. The plan calls for starting construction of a second plant in 2002 and additional plants as we achieve capacity operations in each successive plant, though changes in competitive circumstances may suggest other ways of competing in these markets.

The Liquitek Corporation 2001 Operating Plan anticipates revenues from the sale and/or engineering of small-, intermediate- and large-scale fluid treatment systems using the Company's technologies. Growth through the next three years is expected to come from these same product lines with greater volumes following a reputation for successful implementations through earlier years' sales.

The Distech Limited 2001 Operating Plan provides for sales of the D-50 model and derivatives thereof, models producing approximately 50 U.S. gallons of treated water per hour, in remediation, water bottling, desalination, closed-loop recycling and institutional markets. Recently an opportunity has arisen in a market not contemplated in the 2001 Operating Plan. It has the potential to be bigger than any of the other markets identified in the plan and is being vigorously pursued. The research and development program will support these sales objectives and will expand the product line through development of larger scale equipment. Future years' sales are expected to grow as the product reputation spreads and will be augmented by products in the D-1000 and D-3000 series, models that can produce 1,000 and 3,000 U.S. gallons of treated water per hour, respectively.

The operating plans for 2001 project that all of our businesses will generate revenue, some for the first time. There are clearly risks associated with these assessments. We cannot know for certain at this point that the market will accept our product offerings, particularly when several of the products previously have not even been offered for sale. Nevertheless, management believes that the functional performance and consumer economics of these products will allow us to reach our goals.

All Distech sales, financing and other significant transactions will be transacted in U.S. dollars. As such, the Company does not foresee any significant risks arising out of fluctuations of foreign currency exchange rates.

The Company expects to raise additional capital within the next twelve months to fund further development of present and anticipated operations. The acquisition of Distech has required expansion of our capital resources by a $5,000,000 equity infusion by September 30, 2001. The Company is presently seeking equity investment and debt financing.

In the Form 10-Q report for the quarter ended March 31, 2001, the Company reported that the private placement of a $5 million equity investment in Liquitek Enterprises, Inc. had been fully subscribed by Accelerated Technologies Fund LLC ("ATF"), an entity organized by Culley W. Davis, the Chairman of the Board of the Company. In a press release to the general public issued on July 10, 2001, the Company announced that ATF would be unable to fulfill this commitment and that Lighthouse Capital, Inc. ("Lighthouse"), an affiliate of Mr. Davis, would convert the $2.1 million it had advanced to the Company against the ATF commitment from debt to Company common stock at the rate of $1.50 per share. This rate exceeded the weighted average closing price of the shares on the dates monies were advanced by Lighthouse, which was $1.14 per share.

The July 10, 2001, press release went on to say that the Company was dealing with its liquidity problems in part by temporary layoffs plus payables and payroll deferrals. The Company sought and closed on August 9, 2001, a bridge financing arrangement with a $1 million loan from an existing shareholder. This loan may be increased to $1,200,000. The Company is also seeking permanent equity investment through a private placement offering of convertible debentures and through a registered rights offering to current shareholders. Certain accredited potential investors have been identified and are pursuing due diligence efforts to evaluate the investment as of the filing of this Form 10-Q report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not presently have any investments subject to market risks beyond those generally associated with being in business in the United States. All of our transactions are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 14, 2001, the Company was served notice of a civil action filed by Hamlin Jennings in U. S. District Court, Northern District of Illinois, seeking a declaratory judgment on the ownership of inventions expected from work under a grant from the National Science Foundation. While serving the Company as a consultant, Mr. Jennings applied for and was awarded the grant to fund experimentation in using the VitriSeal(TM) coating, or derivatives thereof, as an undercoating to vapor deposition hard coatings. The Company believes that the agreements that Mr. Jennings signed upon commencing his employment, particularly the Consulting Agreement and the contemporaneous Non-disclosure and Invention Assignment Agreement, protect the Company's interest in this matter. Legal counsel has not had time as of the filing of this Form 10-Q report to examine the complaint and formulate responses thereto.

Item 2. Changes in Securities.

Warrants were exercised by former shareholders of Distech Limited during the quarter ended June 30, 2001. A total of 236,844 shares were issued for these warrants, and the exercise price was approximately US$0.70 per share. These shares are subject to rescission under the terms of the Distech Limited Acquisition Agreement. That rescission right constitutes a contingency that has precluded the inclusion of the Distech Limited acquisition and operating results in the Company's financial statements included in this Form 10-Q report.

Item 3. Defaults Upon Senior Securities.

The Company had been in default since March 31, 2001, on a note payable to HydroMaid International, Inc. The principal amount thereof was $525,000. That note and the interest accrued thereon were fully paid on August 10, 2001.

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


                                        LIQUITEK ENTERPRISES INC.


Date: 08/20/01                          BY: /s/ LESTER W. B. MOORE
                                           --------------------------------
                                           Lester W. B. Moore, Chief
                                           Executive Officer



Date: 08/20/01                          BY: /s/ JOHN W. NAGEL
                                           --------------------------------
                                            John W. Nagel, Chief Financial
                                            Officer