Form 10-Q
period 2001-09-30
LIQUITEK ENTERPRISES INC
filed 2001-11-19
CIK 773603

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

Commission File No. 02-99110

LIQUITEK ENTERPRISES, INC.
(Exact name of Small Business Issuer in its Charter)

NEVADA	91-1499978
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1350 East Draper Parkway
Draper, Utah 84020
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 553-8785

Not applicable.
(Former name, changed since last report)

        Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)   Yes ☒   No ☐     (2)   Yes ☒     No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of November 12, 2001, the Company had 39,776,737 shares of Common Stock outstanding.

Another 16,638,249 restricted shares of Common Stock of the registrant have been issued subject to a rescission right in connection with an acquisition.

Transitional Small Business Issuer Format   Yes ☐  No ☒

LIQUITEK ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

                All statements, other than statements of historical fact, included in this Form 10-Q, including the statements under “Management’s Discussion and Analysis,” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-Q.  Such potential risks and uncertainties include, without limitation, competitive technology advancements and other pressures from competitors, economic conditions generally and in our research and development efforts, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in our filings with the Securities and Exchange Commission.  We assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1.   Financial Statements.

The Management of Liquitek Enterprises Inc. (“we,” “us,” or “Company”) prepared the unaudited condensed consolidated financial statements together with related notes that are filed with this Form 10-Q Quarterly Report. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

Liquitek Enterprises, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS
Current Assets
Cash	$66,391	$23,864
Accounts receivable	257,228	200,575
Advances to Company Being Acquired	1,465,025	620,000
Prepaid Expenses and Other Current Assets	165,524	113,830

Total Current Assets	1,954,168	958,269

Property and equipment, net	3,031,497	3,153,130

Deposits and other assets	456,364	447,185
Acquired completed technology, net	10,151,250	10,557,300
Goodwill, net	9,637,341	10,022,918
Patents and other intangibles, net	730,519	848,097

TOTAL ASSETS	$25,961,139	$25,986,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$923,353	$587,915
Notes Payable to related party	1,200,000	-

Total Current Liabilities	$2,123,353	$587,915

Due to Related Parties	311,859	967,079

Deferred income taxes	3,651,344	3,827,213

Stockholders' Equity
Common stock, par value $.001/ share, 100,000,000 shares authorized	39,776	38,126
09/30/2001: 39,776,737 outstanding
12/31/2000: 38,126,737 outstanding
Additional paid-in capital	32,752,911	30,204,561
Stock options, warrants and deferred compensation	1,581,241	1,356,241
Accumulated deficit	(14,499,345)	(10,994,236)

Total stockholders' equity	19,874,583	20,604,692

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,961,139	$25,986,899

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquitek Enterprises, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three-month and Nine-month Periods Ended September 30 2001, and 2000

(Unaudited)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Sales	$524,320	$393,914	$1,420,637	$524,525
Cost of Sales	387,954	303,568	1,100,785	403,697

Gross profit	136,366	90,346	319,852	120,828

Operating Expenses
Selling and distribution expenses	72,459	151,043	311,694	194,801
General and administrative expenses	888,893	888,107	2,983,945	3,197,926
Research and development expenses:
Acquired In-Process Research and Development	-	-	-	970,000
Other	89,955	139,977	492,720	405,528

	1,051,307	1,179,127	3,788,359	4,768,255

Loss before interest and income tax benefit	(914,941)	(1,088,781)	(3,468,507)	(4,647,427)

Interest and other income / (Expense) net	12,023	18,852	(36,601)	97,756

Income tax benefit	-	-	-	-

Net (loss)	$(902,918)	$(1,069,929)	$(3,505,108)	$(4,549,671)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.15)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquitek Enterprises, Inc. and Subsidiaries|
Condensed Consolidated Cash Flows
For the Nine-month Periods Ended September 30, 2001 and 2000

(Unaudited)

	Nine Months	Nine Months
	Ended September 30, 2001	Ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	(3,505,108)	(4,549,671)

Adjustments to reconcile net (loss) to net cash used
by operating activities:

Depreciation and amortization	1,150,386	1,407,097
Acquired in-process research and development	-	970,000
Stock options	225,000	108,336
Changes in current assets and liabilities:
Accounts receivable	(56,651)	(99,042)
Inventories	(34,116)	(53,098)
Prepaid expenses and Other Current Assets	(17,578)	(14,626)
Deposits and other assets	(9,179)	-
Accounts payable, accrued expenses, and deferred income taxes	159,566	(147,575)

Net cash (used) by operating activities	(2,087,680)	(2,378,579)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash from companies acquired	-	70,867
Acquisition of Subsidiary Company	-	(50,000)
Advances to companies being acquired	(845,025)	(1,249,316)
Acquisition of property and equipment	(90,797)	(855,417)
Capitalized patent costs and Other Technologies	(28,751)	(995,563)

Net cash (used) by investing activities	(964,573)	(3,079,429)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from (to) related parties	(655,220)	(24,666)
Proceeds from issuance of notes payable	1,200,000	-
Proceeds from issuance of common stock	2,550,000	6,727,999
Repayment of debt assumed in acquisition	-	(961,481)

Net cash provided by financing activities	3,094,780	5,741,852

NET INCREASE IN CASH	42,527	283,844

CASH AT BEGINNING OF PERIOD	23,864	366,566

CASH AT END OF PERIOD	66,391	650,410

LIQUITEK ENTERPRISES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

for the Three-month and Nine-month Periods Ended September 30, 2001 and 2000.

1.     NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

On February 12, 2001, we completed the acquisition of Distech Limited (“Distech”), a New Zealand corporation engaged in designing and manufacturing equipment for treating water and other fluids.  Distech has developed unique, fail-safe, state-of-the-art, sub-atmospheric water distillation equipment.  The technology employs vacuum distillation for low temperature evaporation and vapor compression for efficient recycling of heat energy.  The result is a cost-efficient system for producing high-purity water in commercial quantities.  International patents protect several of Distech’s technical innovations.  Management believes that features such as automatic clean-in-place (to protect against the adversities of scaling), remote system management over telecommunication links, minimal pre-treatment requirements, compact size, small footprint and competitive pricing suggest a strong commercial opportunity for this equipment.

In conjunction with that acquisition, we issued 15,340,104 shares of restricted common stock of the Company plus 790,896 warrants and 69,000 options for the purchase of additional shares of restricted common stock in exchange for 100% of the comparable equity securities of Distech.  Warrants for 236,844 shares were exercised during the quarter ended June 30, 2001, yielding approximately US$165,000 (avg. US$0.70 per share) in additional investment in the Company.  As the Company’s stock market price was in steady decline shortly after the warrant exploration date occurred, the Board approved a revision of the exercise price of the warrants.  The revised exercise price was calculated as US$0.1267 which was the average closing price for the week ended September 28, 2001, as reported by the Over the Counter Bulletin Board.  The Company was required to issue an additional 1,061,301 shares for the exercised warrants increasing the total shares issued under these warrants to 1,298,145.

The former holders of the Distech equity securities have a right of rescission on the transaction until the Company achieves an equity infusion of $5,000,000 or September 30, 2001, whichever occurs first. As of September 30, 2001 the Company had failed to raise the requisite amount of capital, and Distech had until October 31, 2001 to exercise their right of rescission.  On October 25, 2001 the parties came to an agreement to extend the rescission date by six months to March 31, 2002. Because of this contingency, neither the Distech-related issuances, the Distech financial position at September 30, 2001, nor the Distech operating results for the nine-months ended September 30, 2001 is reflected in the September 30, 2001 financial statements contained in this Form 10-Q report.

The Distech operations complement those of another wholly owned subsidiary, Liquitek Corporation.  Together these businesses give us a suite of technologies offering competitive solutions to problems in water bottling, recycling, industrial wastewater, remediation, desalination and ultra-pure water applications.  These businesses are further complemented by the operations of Thermoflow Corporation (“Thermoflow”), Interfluid Environmental Services, Inc. (“Interfluid”), and VitriSeal, Inc. (”VitriSeal”), also wholly-owned subsidiaries of the Company.  Liquitek Corporation, Thermoflow and Interfluid were all acquired through tax-free, stock-for-stock reorganizations in 2000.

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

Interfluid Environmental Services, Inc. operates a closed-loop waste antifreeze collection and recycled antifreeze distribution system in the San Diego, California area.  The waste collected in San Diego is deposited at an unrelated transfer facility in the Los Angeles, California area.  Such waste, along with that brought to the transfer facility by other closed-loop operators and waste antifreeze collectors, is then transported in Interfluid’s long-haul bulk transportation equipment to Las Vegas for processing in the Thermoflow plant.  Interfluid also provides long-haul bulk transport services for others of Thermoflow’s customers.  Interfluid is an integral part of the Thermoflow operation, but is a separate legal entity to isolate higher risk operations.

Liquitek Corporation has licensed a proprietary oily wastewater treatment system to Hawaii’s largest recycling company.  This client has recently been awarded a reduced inspection schedule from environmental regulators because of the effectiveness of the Liquitek water treatment system.  The system, or derivatives thereof, may be readily replicated in other locations.  Liquitek has also developed a proprietary system for recycling carwash, laundry and aqueous solvent wastewater.  Finally, Liquitek engaged in engineering customized solutions based on its proprietary technologies for potential customers with a variety of water treatment problems.

VitriSeal owns the rights for a series of patented processes and proprietary know-how called VitriSeal™.  The process is based on inorganic silicate chemistry.  It produces superior, hard, bright, clear, corrosion-protective coatings on metal surfaces at a fraction of the cost of other clear coatings. The VitriSeal™ waterborne coating has little to no organic vapor emissions and creates minimal waste during the normal process operation.  Accordingly there are no abnormal regulatory impacts or special governmental approval requirements on the VitriSeal™ application process, either in our own facility or in potential licensees’ facilities.  The VitriSeal™ coating combines many of the attributes of other types of coatings, such as anodizing, chrome plating and painting.  It has corrosion and weathering resistance comparable to organic paint coatings, and it does not delaminate, or “creep back,” from damage locations as chrome plating and painting do.  This unique combination of properties is expected to afford opportunities in a wide variety of markets:  vehicle wheels, fabricated aluminum products, extruded aluminum products and sheet/coil aluminum products.  Ongoing research indicates potential for applying the coating to non-aluminum substrates as well.

During the quarter ended September 30, 2001 the Company was heavily involved in efforts to raise capital to fund continued operations.  While energies were primarily focused on these efforts, the Company continued, on a reduced scale, to refine its products through its research and development efforts and expansion of potential customers.  Distech has nurtured demonstration and selling possibilities with potential customers in the metal finishing, food processing, waste water treatment, and supermarket industries.  The shortfall of available capital limited the ability to demonstrate the efficacy of the equipment and correspondingly the booking of orders.  Vitriseal received positive test results for its applications with heavy truck wheels and aluminum coil processing, and is currently being tested by a major aluminum primary materials producer.  Thermoflow expanded operations with new sources of supply and new customers that were added to the Company in the second quarter.

Basis of Presentation

We prepared our condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2001 and 2000 without audit by our independent auditors. In the opinion of management, all adjustments necessary to present fairly the Company’s financial position as of September 30, 2001, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000 have been made.  Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

GOVERNMENT REGULATION

Thermoflow Corporation’s facility is subject to certain government regulations regarding hazardous waste management, primarily related to the recycling of ethylene glycol (spent antifreeze) and storage of other hazardous materials used in the recycling process.  Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the capital expenditures, operations, financial condition or competitive position of the Company.  Management believes that its current practices and procedures comply with applicable requirements.

Thermoflow is subject to inspections by the Nevada Department of Conservation and Natural Resources, a Division of Environmental Protection (the “Department”), which evaluates compliance with applicable hazardous waste management regulations.  No violations were reported by the Department during the 1999 and 2000 inspections.  The Department then shifted to an annual inspection cycle for Thermoflow; the 2001 inspection has not been completed as of the date of this report.  In addition, Thermoflow Corporation has an active Nevada hazardous material storage permit that expires on February 28, 2002.  Finally, during the quarter ended June 30, 2001, Thermoflow began processing oily wastewater to render it harmless for disposal to the sewer system under a permit granted by the Department.

Except as set forth below, the Company’s significant accounting policies are as described in the notes to the Company’s December 31, 2000 financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying September 30, 2001 condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Distech Limited which has not been consolidated because of the contingencies that remained in place at September 30, 2001, as noted above.  All significant inter-company transactions and balances have been eliminated in consolidation.

INTANGIBLE ASSETS OTHER THAN PATENTS

Goodwill and acquired completed technology are amortized on a straight-line basis over 20 years.  Assembled workforce, acquired customer base and other intangible assets are amortized over 10, 5 and 2-3 years, respectively, on a straight-line basis.

RECENT ACCOUNTING PRONOUNCEMENTS

For the three-month and nine-month periods ended September 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and hedging activities” (“SFAS 133”), as amended.  Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company’s September 30, 2001 financial statements.

In July, 2001, the Financial Accounting Standards Board issued Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 supersedes APB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises.”  SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method.  SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired.  Management has not determined exactly how the requirements of such pronouncements will affect the Company’s future financial statements, though it is expected to be significant.  With goodwill and acquired technology intangibles constituting approximately $20 million of the approximately $26 million in total assets (nearly 77%) as of September 30, 2001, either the absence of amortization charges (for the three-months ended September 30, 2001, such amortization approximated $264,000) or the write-down of impaired values will have a significant impact whenever either occurs.

Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment of disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  Management has not determined exactly how the requirements of such pronouncements will affect the Company's future financial statements.

RECLASSIFICATIONS

Certain amounts in the 2000 financial statements have been reclassified to conform to their September 30, 2001 presentation.

3.     RELATED PARTY AND STOCK TRANSACTIONS

In connection with the acquisition of Distech Limited (Note 1), the Company advanced approximately $1,465,000 to Distech through September 30, 2001.  These advances are due on demand and are non-interest bearing.  It is expected that once the contingencies in the transaction are fulfilled and the acquisition is recorded in the books of the Company, the inter-company receivable and payable shown in the books of the Company and Distech will be eliminated in consolidation.  If Distech Limited were to move to implement the recission under the extended agreement (see Note 4), these advances will be converted to an equity position in Destech Limited to be owned by the Company.  Additionally, the shares of Distech Limited would be returned to the shareholders of Distech Limited and the Company's shares would be returned to the Company and retired.

During the three-month period ended September 30, 2001, the Company converted $2.1 million in notes payable to Lighthouse Capital, Inc. (“Lighthouse”), an affiliate of Culley W. Davis, the former Chairman of the Board of the Company, into restricted common stock of the Company at the rate of $1.50 per share.  This rate exceeded the weighted average closing price, as stated on the Over the Counter Bulletin Board, of the shares on the dates monies were advanced by Lighthouse, which was approximately $1.14 per share.  In connection with such transaction, approximately $47,000 of accrued interest on the note was written off, creating an extraordinary gain on the extinguishment of debt.

On February 15, 2001, the Company reached agreements with Daniel L. Corbin (“Corbin”) and Dennis A. Repp (“Repp”) whereby each mutually agreed with the Company to rescind their respective royalty agreements in exchange for 100,000 shares each of the Company’s common stock.  As a result of these rescission agreements, the Company, Corbin and Repp were released from all duties and obligations under the original royalty agreements.  As the Company’s common stock had a closing price of $1.50 per share on that date, the Company recognized stock compensation expense in the amount of $300,000 pertaining to these issuances.

On March 22, 2001, the Company completed the sale of 50,000 shares of its restricted common stock at $3.00 per share under the terms of a private placement undertaken during the first quarter of 2000 pursuant to Rule 506 of Regulation D, based upon the offering being made only to “accredited investors” as defined by Federal securities law.

Other related party transactions are disclosed elsewhere in the notes to the condensed consolidated financial statements.

4.     GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is engaged in three businesses: development of a metal coating process known as “VitriSeal™,” recycling antifreeze, and providing equipment for processing other contaminated fluids to recycle them or render them harmless to the environment.  The Company has not generated significant revenues in the past.  Management expects that the Company will require significant additional capital to advance the development of these operations to the point at which they may become commercially viable.  The acquisition of Distech (see Note 1) required expansion of our capital resources by a $5,000,000 capital infusion, which was initially to be completed by September 30, 2001 in order to eliminate a right of rescission on this transaction. The right of rescission was subsequently extended six months to March 31, 2002 in an agreement dated October 25, 2001.

In the Form 10-Q report for the quarter ended March 31, 2001, the Company reported that the private placement of a $5,000,000 equity investment in Liquitek Enterprises, Inc. had been fully subscribed by AcceleratedTechnologies Fund LLC (“ATF”), an entity organized by Culley W. Davis, the former Chairman of the Board of the Company.  In a press release to the general public issued on July 10, 2001, the Company announced that ATF would be unable to fulfill this commitment and that Lighthouse, an affiliate of Mr. Davis, would convert the $2.1 million it had advanced to the Company against the ATF commitment from debt to Company common stock of the Company at the rate of $1.50 per share.  This rate exceeded the weighted average closing price of the shares on the dates monies were advanced by Lighthouse, which was $1.14 per share.

The Company has dealt with its liquidity problems in part by temporary layoffs plus payables and payroll deferrals.  The Company is seeking further equity investment through a private placement offering of convertible debentures and through a registered rights offering to current shareholders.  While such investment is being sought, and to deal with pressing financial needs, the Company sought and obtained in August 2001, a bridge loan in the amount of $1,200,000 from an existing shareholder.  This note is collateralized by a UCCI filing on the assets of Thermoflow Corporation and carries a per annum interest rate of twelve percent (12%) with interest payable quarterly commencing on December 31, 2001 and continuing on the last day of each calendar quarter thereafter until paid in full, principal and accrued but unpaid interest payable on or before the close of business on August 9, 2002.  Approximately $545,000 of this was used to pay off an overdue note held by HydroMaid International, Inc., a related party, for funds it had advanced to enable the Company to exercise the option it held on the building in North Las Vegas, Nevada, where the Thermoflow plant is located

The Company, as part of its ongoing fund raising efforts, has updated its operating plans and projections, and is developing a comprehensive presentation for potential investors.  A list of potential accredited investors has been identified, and commitments made for further analysis and evaluation.  The Company expects, from current contacts, to raise the required capital to meet current and future operating needs.

5.     LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The weighted average numbers of common shares outstanding for the three-month periods ended September 30, 2001 and 2000 were 39,609,346 and 37,951,247 respectively.  The weighted average numbers of common shares outstanding for the nine-month periods ended September 30, 2001 and 2000 were 38,601,457 and 29,674,315 respectively.

A total of 15,340,104 restricted shares of Common Stock of the Company have been issued, subject to rescission, in connection with the exchange of shares with common stockholders of Distech Limited in a tax-free, stock-for-stock reorganization.  An additional 1,298,145 restricted shares of the Common Stock of the Company were issued under the exercise of warrants held by the stockholders of Distech Limited as a result of the reorganization.  Such issuances have not been reflected in the Company’s September 30, 2001 financial statements because of contingencies in the acquisition transaction.

6.     SEGMENT INFORMATION

Prior to the acquisitions discussed in Note 1, the Company operated in only one segment, metal coating, which was then and remains in the development stage.  As of approximately June 1, 2000, the Company had three reportable segments (see the table below).  Except as set forth herein, the segments’ significant accounting policies are the same as those described in the notes to the Company’s December 31, 2000 consolidated financial statements included in the related Form 10-KSB filed with the Securities and Exchange Commission. Interest expense is not allocated to individual operating segments when determining segment profit or loss.  The Company evaluates performance based on profit or loss from operations before interest, income taxes and non-recurring gains and losses.

The Company’s reportable segments are strategic business units that offer different products and services.  Each segment is managed separately because they use different technologies and/or market to distinct classes of customers.

For the nine-months ended September 30, 2001
(Table and Subsequent Paragraph in Thousands)

	Metal	Waste
	Coating	Water	Antifreeze
	Process	Treatment	Recycling	Unallocated	Totals
Sales to external
customers	$-	$102	$1,319	$-	$1,421

Segment loss	$987	$814	$372	$1,332	$3,505

Segment assets	$590	$12,378	$11,379	$27,687	$52,034

Unallocated segment assets in the foregoing table consist primarily of investments in subsidiaries ($18,730), subsidiary payables to the Company ($7,165) and other assets ($1,792).  The former two amounts were eliminated in consolidation, along with $177 of inter-company receivables and inventory holdings within a subsidiary.   The net of the unallocated segment assets ($27,687 as shown in the table) and the eliminations ($18,730, $7,165 and $177 as described in this paragraph) is $1,615.  When this amount is added to the segment assets in the other segments in the table ($590, $12,378 and $11,379), the total of $25,962 corresponds (within a rounding allowance) to the consolidated total assets as presented in the balance sheet for September 30, 2001.

7.     MAJOR CUSTOMERS

For the nine-month period ended September 30, 2001, one customer of the antifreeze-recycling segment individually accounted for at least 10% of segment revenues and consolidated revenues.  Furthermore, one customer of the waste water treatment segment accounted for over 10% of that subsidiary’s revenues, but did not account for more than 10% of consolidated revenues.

8.     COMMITMENTS AND CONTINGENCIES

On August 14, 2001, the Company was served notice of a civil action filed by Hamlin Jennings in U. S. District Court, Northern District of Illinois, seeking a declaratory judgment on the ownership of inventions expected from work under a grant from the National Science Foundation.  While serving the Company as a consultant, Mr. Jennings applied for and was awarded the grant to fund experimentation in using the VitriSeal™ coating, or derivatives thereof, as an undercoating to vapor deposition hard coatings.  The Company believes that the agreements that Mr. Jennings signed upon commencing his employment, particularly the Consulting Agreement and the contemporaneous Non-disclosure and Invention Assignment Agreement, protect the Company’s interest in this matter.

The Company is engaged in settlement discussions with EET Corporation (“EET”) concerning a claim by EET for approximately $634,000 from the Company.  The Company believes that the amount due EET is less than $100,000, which expenses were accrued in the Company’s financial statements as they were incurred.  EET has prepared but not filed a complaint that also asserts a claim for treble damages under the Tennessee Consumer Protection Act.  The Company believes that EET’s claims for the $634,000 and the trebled damages are without merit.  If the Company is unable to reach a settlement with EET and EET decides to pursue litigation, the Company intends to defend the claim vigorously.  The Company’s defense of the EET claim may include a countersuit against EET.  The Company cannot predict the resolution of this dispute at this time.

In conjunction with the Interfluid acquisition which closed on July 1, 2000, the previous stockholders of Interfluid received 200,000 shares of the Company’s restricted common stock.  Under the original terms of the acquisition agreement, such stockholders were eligible to sell shares under Rule 144 after the restrictions pertaining to that rule were lifted on July 1, 2001.  To the extent that such sales were made at prices below certain levels stipulated in the agreement, the Company would have to issue additional shares to the selling shareholder(s).  An amendment to the agreement has been agreed upon by the shareholders and the Company.  The original provisions for the issuance of additional shares have been voided.  In their place, a right of rescission has been granted on the condition that the Company undertakes the dissolution of its business.  If the funding necessary to continue operations is raised, the Company will buy back the 200,000 shares at a price of $3.00 in four equal installments.  The first is due within fourteen days after raising the necessary funds to allow the Company to go forward with its business.  The second is due on March 31, 2002, the third on March 31, 2003 and the fourth on March 31, 2004.  Should the market price on any of those dates exceed $3.00 per share, the stockholder may opt to forego that installment with no further obligation on the Company for that installment.  Management expects to formalize this amendment with a written agreement.

9.     SUBSEQUENT EVENTS

On October 24, 2001 the Company signed an agreement with representatives of Distech Limited for a six-month extension of the rescission rights contained in the agreement under which the Company is acquiring Distech.  Under the original agreement whereby the Company acquired 100 percent of the common stock of Distech Limited, the Company was obligated to raise US$5.0 million in capital by September 30, 2001.  The amended agreement allows the capital formation to continue through March 31, 2002 before the rescission rights may be exercised.

The Company announced on November 14, 2001 the first sale of Distech’s model D-1000 vacuum distillation machine to Almon Environmental, Ltd, of Toronto, Canada.  The machine will be part of a system that will recover, concentrate and recycle aircraft de-icing fluid at Toronto’s Lester B. Pearson International Airport.  The D-1000, the largest capacity machine that Distech has built to date, is expected to recapture and adequately concentrate and purify the glycol so that it may be recycled for aircraft de-icing without having to be transported off the airport premises.

The Company’s Liquitek Corporation subsidiary had previously leased equipment for the treatment of oily waste water for 60 months to a customer in Hawaii.  As of October 1, 2001, after the conclusion of 28 months of the lease, the Company negotiated a buyout of this equipment by the customer for $192,000.  The Company will recognize a loss of approximately $36,000 on the write-down of a related Intangible for the remaining valuation of this lease agreement, as was recorded at the acquisition of Liquitek Corporation.

During the three-month period ended September 30, 2001, the Company made principal and interest payments in the amount of $60,000 towards a $300,000 note payable to Lighthouse Capital, Inc. which was due November 8, 2001.  As of the date of this report, the Company is in default on this note for principal and interest in the amount of approximately $259,000.

On November 19, 2001, the Company announced that its VitriSeal, Inc. subsidiary had received an official Notice of Allowability from the U.S. Patent and Trademark Office regarding the Company’s patent application titled “Protective Coating for Metals”.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Consolidated net revenues for the three-month and nine-month periods ended September 30, 2001, were $524,320 and $1,420,637 compared to $393,914 and $524,525 for the comparable periods in 2000.  Consolidated costs of sales were $387,954 and $1,100,785 for the three-month and nine-month periods ended September 30, 2001 compared to $303,568 and $403,697 for the comparable periods in 2000.  These data yield a gross margin of 26% and 22.5% for the three-month and nine-month periods ended September 30, 2001 while this measure for the three-month and nine-month periods ended September 30, 2000 was 22.9% and 23%.  The 2001 periods also include production facility overhead costs for the VitriSeal, Inc. subsidiary that had not been established in the comparable periods of the earlier year, and for which no revenues were generated in 2001.

Consolidated operating expenses were $1,051,307 and $3,788,359 for the three- month and nine-month periods ended September 30, 2001 versus $1,179,127 and $4,768,255 for the comparable periods in 2000.  The nine-month decreases are attributable to an amalgam of increases and decreases, the major elements of which are (1) the restructuring of the VitriSeal™ research and development process, (2) the consolidation of Thermoflow, Liquitek and Interfluid operating expenses, (3) the write-off upon acquisition in 2000 of $970,000 in in-process research and development intangibles for the Liquitek Corporation subsidiary, (4) the stock compensation associated with the royalty rescission agreements negotiated in 2001 with Daniel L. Corbin and Dennis A. Repp and (5) a reduction in financial consulting service fees associated with the 2000 equity fund raising.

The Company experienced a consolidated net loss and corresponding loss per share of $902,918 and $0.02, respectively, for the three-month period ended September 30, 2001, compared to a consolidated net loss and loss per share of $1,069,929 and $0.03, respectively, for the comparable 2000 period.  The losses for the nine-month period ending September 30, 2001, were $3,505,108 and $0.09 while the losses for the comparable 2000 period were $4,549,671 and $0.15.

CAPITAL RESOURCES AND LIQUIDITY

With the Distech acquisition described herein, and with the changes in management personnel, which occurred in late 2000, the primary thrust of our operating plans for 2001 is to accomplish the transition from development stage businesses to commercial operations with production, sales and revenue.  In early 2001, each operating company completed the development of long-range strategic plans and operating plans.  Control mechanisms have been put in place to monitor adherence to these plans.  However, due to the deficiency of capital, the operating plans have been delayed or significantly reduced.  The Company expects to achieve the results from the operating plans in the future as efforts to raise capital are realized.

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

The 2001 Operating Plan for Thermoflow Corporation calls for significant growth in the utilization of the capacity of the Las Vegas plant.  We also have started to combine waste water treatment with waste antifreeze treatment in the Las Vegas facility.  We expect to be at 100% of practical capacity sometime in 2003.  Recent updates to the Thermoflow long-range strategic plan and operating plan have deferred the consideration of adding a second plant.

The Liquitek Corporation 2001 Operating Plan envisages revenues from the sale and/or engineering of small-, intermediate- and large-scale fluid treatment systems using the Company’s technologies.  The realization of these plans has been delayed because of current capital deficiencies and resignations from principal personnel.

The Distech Limited 2001 Operating Plan provides for sales of the D-50 model and derivatives thereof, models producing approximately 50 U.S. gallons of treated water per hour, in remediation, water bottling, desalination, closed-loop recycling and institutional markets.    The research and development program is expected to support these sales objectives and also expand the product line through development of larger scale equipment.  Future years’ sales will grow as the product reputation spreads and will be augmented by products in the D-1000 and D-3000 series, models that will produce 1,000 and 3,000 U.S. gallons of treated water per hour, respectively

The updated operating plans for 2001 project that all of the Company’s businesses, except Liquitek Corporation, will yet generate revenues, some for the first time.  These updated forecasts show a delay on the onset of these revenues because of capital deficiencies.  There continue to be risks associated with these assessments.  We cannot know for certain at this point that the market will accept our product offerings, particularly when several of the products previously have not even been offered for sale.  Nevertheless, management believes that the efficacy and consumer economics of these products will allow us to reach our goals.

All Distech sales, financing and other significant transactions will be transacted in U.S. dollars.  As such, the Company does not foresee any significant risks arising out of fluctuations of foreign currency exchange rates.

The Company expects to raise additional capital within the next twelve months to fund further development of present and anticipated operations.  The acquisition of Distech has required expansion of our capital resources by a $5,000,000 equity infusion by March 31, 2001.  The Company is presently seeking equity investment through a private placement offering (see Note 4, GOING CONCERN/LIQUIDITY CONSIDERATIONS).

In the Form 10-Q report for the quarter ended March 31, 2001, the Company reported that the private placement of a $5 million equity investment in Liquitek Enterprises, Inc. had been fully subscribed by Accelerated Technologies Fund LLC (“ATF”), an entity organized by Culley W. Davis, the former Chairman of the Board of the Company.  In a press release issued on July 10, 2001, the Company announced that ATF would be unable to fulfill this commitment and that Lighthouse Capital, Inc. (“Lighthouse”), an affiliate of Mr. Davis, would convert the $2.1 million it had advanced to the Company against the ATF commitment from debt to Company common stock at the rate of $1.50 per share.  This rate exceeded the weighted average closing price of the shares on the dates monies were advanced by Lighthouse, which was $1.14 per share.

The July 10, 2001, press release went on to say that the Company was dealing with its liquidity problems in part by temporary layoffs plus payables and payroll deferrals.  The Company sought and closed in August 2001, a bridge financing arrangement with a $1.2 million loan from an existing shareholder.  The Company is also seeking permanent equity investment through a private placement offering of convertible debentures and through a registered rights offering to current shareholders.  Certain accredited potential investors have been identified and are pursuing due diligence efforts to evaluate the investment as of the filing of this Form 10-Q report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company does not presently have any investments subject to market risks beyond those generally associated with being in business in the United States.  All of our transactions are denominated in U.S. dollars.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 14, 2001, the Company was served notice of a civil action filed by Hamlin Jennings in U. S. District Court, Northern District of Illinois, seeking a declaratory judgment on the ownership of inventions expected from work under a grant from the National Science Foundation.  While serving the Company as a consultant, Mr. Jennings applied for and was awarded the grant to fund experimentation in using the VitriSeal™ coating, or derivatives thereof, as an undercoating to vapor deposition hard coatings.  The Company believes that the agreements that Mr. Jennings signed upon commencing his employment, particularly the Consulting Agreement and the contemporaneous Non-disclosure and Invention Assignment Agreement, protect the Company’s interest in this matter.

The Company is engaged in settlement discussions with EET Corporation (“EET”) concerning a claim by EET for approximately $634,000 from the Company.  The Company believes that the amount due EET is less than $100,000, which expenses were accrued in the Company’s financial statements as they were incurred.  EET has prepared but not filed a complaint that also asserts a claim for treble damages under the Tennessee Consumer Protection Act.  The Company believes that EET’s claims for the $634,000 and the trebled damages are without merit.  If the Company is unable to reach a settlement with EET and EET decides to pursue litigation, the Company intends to defend the claim vigorously.  The Company’s defense of the EET claim may include a countersuit against EET.  The Company cannot predict the resolution of this dispute at this time.

Item 2.  Changes in Securities.

Warrants were exercised by former shareholders of Distech Limited during the quarter ended June 30, 2001.  A total of 236,844 shares were issued for these warrants, and the exercise price was approximately US$0.70 per share.  During the quarter ended September 30, 2001 the board approved a revision of the exercise price for the warrants exercised.  The revised exercise price of US$.1267 resulted in the issuance of an additional 1,061,301 shares increasing the total number of shares issued on the exercise of these warrants to 1,298,145.  These shares are subject to rescission under the terms of the Distech Limited Acquisition Agreement. That rescission right constitutes a contingency that has precluded the inclusion of the Distech Limited acquisition and operating results in the Company’s financial statements included in this Form 10-Q report.

During the three-month period ended September 30, 2001, the Company converted $2.1 million in notes payable to Lighthouse Capital, Inc. into 1.4 million restricted common shares of the Company at a rate of $1.50 per share.

Item 3.  Defaults Upon Senior Securities.

During the three-month period ended September 30, 2001, the Company made principal and interest payments in the amount of $60,000 towards a $300,000 note payable to Lighthouse Capital, Inc, which was due November 8, 2001.  As of the date of this report, the Company is in default on this note for principal and interest in the amount of approximately $259,000.

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

LIQUITEK ENTERPRISES INC.

Date: 11/19/01	BY:	/s/ LESTER W. B. MOORE
Lester W. B. Moore, Chairman of the Board

Date: 11/19/01	BY:	/s/ JOHN W. NAGEL
John W. Nagel, President, Chief Executive Officer, Chief Financial Officer