Form 10-K
period 2001-12-31
LIQUITEK ENTERPRISES INC
filed 2002-05-17
CIK 773603

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                       to

Commission File Number 02-99110

LIQUITEK ENTERPRISES, INC.

(Name of Small Business issuer in its charter)

NEVADA	91-1499978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 East Draper Parkway DRAPER, UTAH	84020
(Address of Principal Executive Office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (801) 553-8785

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each classon which registered:	Name of each exchange
None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK — $.001 PAR VALUE

(Title of class)

                Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

                Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                The registrant had net revenues for the fiscal year ended December 31, 2001, of $2,054,823.

                The aggregate market value of the Common Stock held by non-affiliates of the registrant on May 13, 2002 was approximately $1.4 million based upon the closing transaction price for the day as reported by the Yahoo! Finance and MSN Money web site quotations.

                The number of shares of the Common Stock of the registrant outstanding as of May 13, 2002 was 39,758,517.  Another 15,315,876 restricted equity securities of the registrant have been issued in connection with the exchange of shares with common stockholders of Distech Limited in a tax-free, stock-for-stock reorganization and the exercise of warrants held by those stockholders, but such issuances have not been reflected in the registrant’s December 31, 2001 financial statements because of contingencies in the acquisition transaction.  Subsequently, on April 12, 2002, the reorganization of Distech Limited was rescinded in accordance with the aforementioned contingencies and, accordingly, the 15,315,876 shares to Distech shareholders will be returned to the Company for cancellation.

DOCUMENTS INCORPORATED BY REFERENCE

                None.

PART I

                All statements, other than statements of historical fact, included in this Form 10-K, including the statements under “Management’s Discussion and Analysis,” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, competitive technology advancements and other pressures from competitors, economic conditions generally and in our research and development efforts, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in our filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

                Note that some of our previous SEC filings for VitriSeal, Inc., the former name of Liquitek Enterprises, Inc., are listed in the Edgar database (www.sec.gov) under VitroSeal rather than VitriSeal.

ITEM 1.  BUSINESS

Description of Business

                Liquitek Enterprises, Inc.’s (“LEI” or “Company”) operations in 2001 were focused on the businesses it had started or acquired prior to 2001, i.e., developing a new coating for aluminum and other metals, recycling antifreeze and developing systems for treating water and other liquids for purification, reclamation and decontamination.  A more detailed description of each of these businesses is presented below.

                Management changes for the year included the accession of Mr. Lester W. B. Moore to the role of Chairman of the Board and replacement of Mr. Moore in his previous roles as President and Chief Executive Officer by Mr. John W. Nagel, the Company’s Chief Financial Officer.  Mr. Nagel also retained the latter position.

                The Company encountered serious financial difficulties during the year 2001.  From the outset of the year, it had been recognized that additional capital would be needed to carry on the development of the Company’s businesses.  Throughout the first half of the year, efforts to develop the required capital were carried on primarily by Mr. Culley W. Davis, then the Chairman of the Board of the Company.  Mr. Davis sought to raise funds through Accelerated Technologies Fund LLC (“ATF”), an entity he had organized and which had committed to investing $5,000,000 in the Company.  In a press release to the general public issued on July 10, 2001, the Company announced that ATF would be unable to fulfill its commitment and that Lighthouse Capital, Inc. (“Lighthouse”), an affiliate of Mr. Davis, would convert the $2.1 million it had advanced to the Company against the ATF commitment from debt to Company common stock at the rate of $1.50 per share.  This rate exceeded the weighted average closing price of the shares on the dates monies were advanced by Lighthouse, which was $1.14 per share.

                The Company then set out to obtain capital investment on its own through a bridge loan and the private placement of a convertible debenture offering.  With investment market conditions being generally depressed throughout 2001 and those conditions being exacerbated by the events of September 11, 2001, the Company was forced to reduce operations to the minimum while it sought the investment that would allow it to go forward with its operating plans.  By December 31, 2001, the Company had raised $1,200,000 through a bridge loan and $60,000 through sale of the debentures, in addition to the $2.1 million advanced by Lighthouse.  To the date of filing this 10-K report, it has raised an additional $50,000 in loans and $256,500 in debenture sales.  This amount was insufficient to meet the requirements of the amended agreement for the acquisition of Distech Limited.  The rescission provision of the amended agreement was based on raising $5 million in qualified capital by March 31, 2002.  The Company fell short of this threshold by approximately $1.3 million.  The rescission was effected on April 12, 2002.

Reorganization in 1999

                The acquisition of Dancor, Inc. (“Dancor”), a Delaware corporation, by AXR Development Corporation, Inc. (“AXR”), a Nevada corporation, consummated on March 18, 1999, was accomplished through a tax-free, stock-for-stock reorganization.  At that time, AXR was a dormant entity with no material assets, no significant operations and no revenues since 1989.  Dancor was a development stage company engaged in research and development of a new coating process for aluminum and other metals.  The acquisition was accounted for as a capital stock transaction as opposed to a “business combination” as that term is defined by generally accepted accounting principles.  Thus, the reorganization is reported in the financial statements as a re-capitalization with Dancor considered the acquirer for accounting purposes and AXR the acquirer for legal entity purposes (a “reverse acquisition”).  Until March 18, 2000, the stock issued to the shareholders in Dancor, Inc. was restricted as “Rule 144 stock” as it is not registered under the Securities Act.

                The reverse acquisition was followed in 2000 by other acquisitions and name changes described below under the heading, “Acquisitions and Name Changes.”

                The Company’s common stock trades on the NASDAQ OTC Bulletin Board under the symbol “LQTK.”

Metal Coating Business

                When the name of the publicly traded company was changed to Liquitek Enterprises, Inc. (see below), the former name, VitriSeal, Inc., was adopted by the wholly-owned subsidiary previously known as Dancor.  VitriSeal, Inc. (“VitriSeal”) now refers to the Company’s subsidiary corporation engaged in the metal coating business.

                VitriSeal’s focus is exclusively on the VitriSeal™ technology, a patented process based on inorganic silicate chemistry that makes bright, clear, corrosion-protective coatings on metal surfaces at a lower cost than other clear coatings.  VitriSeal™, a waterborne coating, has little to no organic vapor emissions and creates minimal waste during the normal process operation.  Accordingly there are no abnormal regulatory impacts or special governmental approval requirements on the VitriSeal™ application process, either in our facility or in potential licensees’ facilities.  We believe that existing products in the market are inferior in terms of performance, cost, and/or environmental impacts, giving VitriSeal™ a significant competitive advantage.

                The VitriSeal™ coating combines many of the attributes of other types of coatings, e.g., anodizing, chrome plating and painting.  When applied to polished metal, VitriSeal™ chemically bonds to the surface.  It is hard and shiny, similar to chrome plating.  It has corrosion and weathering resistance comparable to organic paint coatings.  Further, it does not delaminate, or “creep back,” from damage locations as chrome plating and painting do.  Because this unique combination of properties in one product has not previously been available in the market place, and because the Company has endeavored to protect its interests through the pursuit of appropriate patents, management believes the VitriSeal™ process has substantial commercial potential.

                Market opportunities in the coatings industry are vast and encompass a wide variety of areas. Recently passed environmental regulations, escalating costs of organic chemical raw materials, heightened expectations for performance, and increased demand for all types of coatings have forced the industry to search for new technologies to answer the toughest question it faces — whether or not the industry can find a coating that simultaneously provides high performance, low cost, and environmental friendliness.  These external conditions acting on the industry are causing an internal industry revolution that adds to the potential for our technology.

                In July 2000, we established a pilot production facility near Detroit, Michigan, wherein automotive wheels and other aluminum products would be coated for both demonstration and production purposes.  We reported in our 10-K filing for 2000 that an automotive after-market wheel manufacturer had committed to manufacturing an initial lot of wheels to be sent to the Detroit facility for coating and that we expected this would result in contract-coating revenue for the Company in the second quarter of 2001.  With general business conditions deteriorating at that time and throughout the rest of the year, that did not materialize as expected.

                With the retrenching of our principal development partner, the wheel manufacturer, coinciding with the shrinkage of our capital resources as described above, it became necessary to reduce our operations and revise our strategy for bringing the technology to market.  We scaled back the research and development efforts and began more aggressively exposing our product in non-wheel markets.  We had discussions with and coated samples for companies in a variety of industries:

                Aluminum sheet and coil coaters

                Manufacturer of extruded aluminum construction components

                Non-wheel automotive and truck parts suppliers

                Aircraft manufacturer

                Appliance manufacturer

                Coatings supplier

Testing is ongoing with these parties.  In this testing, we generally coat samples of their products, then return them to the customer for execution of their respective testing regimens.  The most time-consuming part of the testing concerns corrosion resistance and durability evaluation.  While testing is at this point incomplete, there have been encouraging interim reports on the evaluations being performed.

                As noted in our previous 10-K filing for 2000, we filed patent applications in 2000 that covered state-of-matter claims.  One of these applications with claims focusing on impedance characteristics of the coating resulted in notification as of October 18, 2001 that the patent would be issued.  Second and third applications focusing on capacitance and corrosion resistance characteristics have been reviewed by the U.S. Patent and Trademark Office.  We are presently preparing responses to the Office Actions on these applications.  An additional provisional application was filed on May 18, 2001.  It was converted to a regular application prior to the one-year anniversary of the provisional filing.

                In January 1997, we retained the services of Hamlin M. Jennings, Ph.D., a professor at Northwestern University, as an independent contractor on a month-to-month basis as a technical specialist to perform development work to enable VitriSeal™ to be sufficiently elastomeric, or flexible, for commercialization and to research the properties of VitriSeal™ and prior art to develop a scientific explanation of the VitriSeal™ process.  In 2001, the Company brought its research and development activities in-house and moved its laboratory to the Detroit facility.  Dr. Changle Liu was hired as an employee (see below), and Dr. Jennings’ services as a consultant were terminated as of March 31, 2001.

                In March 2001, we added Changle Liu, Ph.D., and an additional full-time technician to our technical staff to accelerate the realization of commercial success from our research and development activities.  Dr. Liu has extensive experience in silicate chemistry and was hired to head VitriSeal’s research and development activities.  With the retrenchment that became necessary because of the shortage of capital, Dr. Liu’s services along with those of the full-time technician were terminated prior to the end of 2001.  We hope to re-employ Dr. Liu when we have developed the capital necessary to allow us to go forward with our long range strategic plans.

                With the reductions in our staff and scope of efforts, Paul Kokx, the President of VitriSeal, is presently the only employee.  He continues to solicit opportunities to coat samples for prospective customers and to support their testing of the coated samples.  Continuation of these efforts is deemed justified by the potential payoff from a single licensing arrangement with a customer for whom the VitriSeal™ coating represents a significant breakthrough.  In management’s opinion, it would be premature to abandon the search for that customer at this time.

                None of VitriSeal’s employees has been represented by a labor union in the past, and we consider our relations with our employees during the periods of their employment to have been excellent.

Antifreeze Recycling Business

                Through the acquisitions of Thermoflow Corporation (“Thermoflow”) on May 26, 2000 and Interfluid Recycling, Inc., a California corporation, on July 1, 2000, and the incorporation of Interfluid Environmental Services, Inc., a Nevada corporation, on April 17, 2000, the Company entered the antifreeze recycling business.  Thermoflow operates a recycling plant in Las Vegas, Nevada, that makes use of gravity separation, physical-chemical separation, filtration, electro-dialysis and distillation technologies to recover ethylene glycol (“EG”) from waste antifreeze.  The recovered EG is diluted to 50/50 strength with de-ionized distilled water, then mixed with corrosion inhibitors and packaged for sale.  The end product is a reformulated antifreeze virtually indistinguishable from antifreeze made from virgin materials.  Most of the end product is sold in bulk to mines and other large-scale users.  Product is also sold in 55-gallon drums and in one-gallon bottles for retail distribution.

                The technology employed in Thermoflow’s operations was developed by one of the founders of that company, who is now retired, but two of his sons who were instrumental in building the business remained employed with Liquitek Corporation (see “Water Treatment Business” below) after the acquisition.  Both Thermoflow and Liquitek operate under a license granted by the retired founder. The license runs through the year 2020 whereupon the technology becomes fully owned by the Company.  The license bears a royalty of .5% of sales based on the technology with a minimum royalty of $5,000 per month.

                Interfluid Recycling’s business prior to the acquisition was a closed-loop recycling service in the San Diego, California area.  With a large and expanding client base, Interfluid Recycling picked up waste antifreeze from and delivered recycled product to auto repair shops, oil change shops, fleet operators, and other customers.  Interfluid Recycling had been owned principally by Rodney L. Schaefer, who was also the operator of that business.  Interfluid Environmental was organized by LEI in advance of and in anticipation of the Interfluid Recycling acquisition to function as the transportation arm of the antifreeze recycling business.  Since the acquisition on July 1, 2000 of Interfluid Recycling, that company and Interfluid Environmental have been operationally one and the same (Interfluid Recycling and Interfluid Environmental are collectively referred to as “Interfluid”).  Upon the acquisition of his company, Mr. Schaefer became the President of Thermoflow Corporation as well as remaining President of Interfluid.

                Mr. Schaefer’s primary task has been to develop and expand a stable supply of waste antifreeze for the Thermoflow plant, then to generate additional sales contracts to provide profitable sales outlets for the additional recycled product.  Interfluid, itself, helped on both of these fronts by directing the waste it collected to the Thermoflow plant and by buying its recycled product for the San Diego market from Thermoflow.  Thermoflow’s marketing efforts are focused on expanding its sources of waste to be treated and outlets for its recycled products.

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

                The Thermoflow plant is also capable of treating/recycling other contaminated liquids, including wastewater.  During 2001 we started treating wastewater at the Las Vegas facility in a manner that uses the capacity of the physical-chemical (PC) equipment while the slower throughput electro-dialysis equipment is processing antifreeze that has already been processed through the PC system.

                With the foregoing advances in the state of Thermoflow’s operations, we are becoming more competitive throughout a broad region.  There are no other antifreeze recycling processors in the Las Vegas area, but there are major processors in the Los Angeles and San Francisco areas.  We have to compete for both waste product and customers in those areas where competition is intense.  Our transportation arm has allowed us to compete more effectively.  We also attempt to differentiate ourselves from competition on the bases of higher quality end product, environmental friendliness in our operations and better service to our customers.

                Thermoflow has an excellent record with the State of Nevada for maintaining compliance with environmental regulations.  We are closely monitored with periodic inspections of our operations, none of which has given rise to any negative consequences.  By the nature of its business, Thermoflow not only operates clean itself, but also makes an important contribution to improving the environment and fostering beneficial re-use of resources.  For the long-term expansion plans of the business, further development of government regulation of antifreeze disposal is likely to expand the opportunities for our business.

                While our other businesses have been and remain highly oriented to research and development, Thermoflow has gone beyond that stage.  Its expenditures for research and development over the past two fiscal years have been immaterial.  While there was some testing of minor modifications to the electro-dialysis process in 2001, research and development expenditures again played only a very minor role in the financial results for Thermoflow.  Meanwhile, the dramatic increases in Thermoflow's volume of business and operating efficiency when compared to prior years have allowed this business to generate positive EBITDA for the first time—for the year as a whole, for eight of the twelve months and for the last six months in succession.

                Thermoflow and Interfluid together employ 13 people full time, none of whom is represented by a labor union.  We consider our relations with our employees to be excellent.

Water Treatment Business

                The Company’s initial venture into the water treatment business came with the acquisition of Liquitek Corporation (“LC”) on May 26, 2000.  LC was previously owned 50% by Thermoflow and 50% by EET Corporation, an environmental health, safety and information service consultancy based in Knoxville, Tennessee.  As noted for Thermoflow, some of LC’s technologies are being used under a license granted by a founder of the business.  The $5,000 per month minimum royalty noted above is being shared equally by the two subsidiaries.

                Prior to LEI’s acquisition of LC, the latter had licensed a proprietary oily wastewater treatment system to Hawaii’s largest oil recycling company.  LC sold the equipment to the licensee in late 2001, thereby terminating the license agreement and its attendant royalty scheme.

                In mid-2001, the two sons of one of the founders of Thermoflow, who, as noted above, had been employed by LC after the acquisition, terminated their employment with LC and commenced employment with EET.  With the Company’s financial difficulties of that time, the decision was made to concentrate its water treatment efforts on the Distech technology (see next paragraph).  Hence the LC endeavors, as such, were suspended.

                A second venture into the water treatment business came through the acquisition of Distech Limited, a New Zealand corporation (“Distech”).  Distech had developed a unique, fail-safe, state-of-the-art, sub-atmospheric water distillation technology.  The equipment incorporates vacuum distillation for low temperature evaporation and vapor compression for efficient recycling of heat energy.  The result is a cost-efficient system for producing high-purity water in commercial quantities.  Some of Distech’s technical innovations are protected by international patents.  Management believes that features such as automatic clean-in-place (to protect against the adversities of scaling), double-safe operation (boiling to kill biological contaminants and pressure structures that prevent contamination of already purified reservoirs), remote system management over telecommunication links, minimal pre-treatment requirements, compact size, small footprint and competitive pricing portend a strong position for this equipment.

                While under LEI ownership throughout 2001, Distech pursued marketing opportunities on several fronts.  Early in the year much effort was concentrated on the MTBE remediation project.  About the same time that the capital crunch became manifest, we recognized that field testing for the MTBE application would consume significant time and capital resources.  We shifted our emphasis to markets that were deemed to offer nearer term sales opportunities.  These included supermarkets, sea water desalination projects, landfill leachate processing, metal finishers, glycol recovery and others.  Distech recorded the sale of the prototype D-1000 (1,000 gallons per hour) machine to a service company processing de-icing fluid at the Toronto airport.  They also recorded sales of the D-50 size machines to a distributor for Middle East markets, particularly for desalination applications.  The Company’s financial straits impeded more successful penetration of potential markets.  Research and development activities for Distech were continued in 2001, especially for the D-1000 machine.  Again, because of the contingencies regarding the acquisition of Distech by LEI, Distech’s operating results are not included in the accompanying financial statements.

                We have previously noted the overlap of markets between LC and Distech, together with the observation that the suite of complementary technologies inherent in both subsidiaries was expected to offer us a competitive solution for multiple water treatment situations.  We planned that eventually the two companies would be merged into a single legal entity with Kent H. Price as the leading manager thereof.  With the LC operations having been suspended in 2001 and the rescission of the Distech acquisition having been effected in 2002, the Company is now out of the water treatment equipment business.

                The water treatment companies together employed 16 full-time personnel.  They also made use of an extensive network of consultants in various capacities.  The in-house staff was primarily dedicated to research and development work, final assembly production, marketing and sales.  Distech’s fabrication of components was subcontracted to suppliers throughout the period of LEI’s ownership of that subsidiary.  None of these employees was represented by a labor union.  We consider our relations with our employees to have been excellent.

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

                On July 1, 2000, we completed the acquisition of Interfluid Recycling, Inc.  In conjunction with that acquisition, we issued 200,000 shares of restricted common stock and paid $50,000 cash in exchange for all of the outstanding shares of Interfluid Recycling, Inc.  Thereupon, Interfluid Recycling, Inc. became a wholly owned subsidiary of the Company.  In connection with this tax-free transaction, the Company executed an employment agreement with Mr. Schaefer, the former majority stockholder of Interfluid Recycling, Inc.  The employment agreement, which is scheduled to expire in June 2003, provides for a minimum annual salary of $120,000 plus certain benefits.  During the period ending two years after termination of his employment, Mr. Schaefer has agreed to comply with certain non-compete covenants included in the employment agreement.  The purchase agreement was amended in 2001 to provide for the buy-back of the 200,000 shares of LEI restricted common stock at stipulated prices and according to a pre-defined schedule.

                On July 31, 2000, we changed our name from VitriSeal, Inc. to Liquitek Enterprises, Inc. because of our then-recent expansion through the aforementioned acquisitions of Thermoflow Corporation, Liquitek Corporation and Interfluid Recycling, Inc.  Our stock symbol was also changed from “VTSL” to “LQTK” in conjunction with the name change. The name change was implemented to reflect our ownership of a suite of complementary technologies we expected to use to solve a variety of liquid separation and purification problems, including industrial wastewater, drinking water, ultra pure water, and desalination solutions.  We also changed the name of Dancor, Inc., one of our wholly-owned subsidiaries, to VitriSeal, Inc. to identify with its VitriSeal™-branded coating process.

                On November 30, 2000, Liquitek Enterprises, Inc. acquired from six shareholders of Distech Limited, holding among them 71% of the equity securities issued by Distech Limited, all of their interests in Distech Limited on the basis of three Liquitek Enterprises, Inc. restricted securities for every one Distech Limited security.  A subsequent takeover offer was extended to the remaining shareholders, as required under New Zealand securities law, on the same terms.  This offer was accepted by the remaining shareholders by February 12, 2001.  Hence, Liquitek Enterprises, Inc. then owned 100% of the equity securities of Distech Limited.  The acquisition has not been reflected, either at December 31, 2000 or subsequent thereto, in the financial statements of Liquitek Enterprises, Inc. because of contingencies in the acquisition agreement regarding the development of capital by LEI.  In particular, the former Distech Limited shareholders had the right to rescind their stock exchanges if Liquitek Enterprises, Inc. did not raise US$5,000,000 of fresh capital by September 30, 2001.  In October 2001, this provision was amended to extend the rescission date by six months to March 31, 2002.  So long as this contingency remained, Liquitek Enterprises, Inc. controlled the operations of Distech Limited, but did not record the acquisition nor consolidate Distech’s results with its other operations in its financial reporting.  As of December 31, 2001, the Company had advanced $1,620,000 in working capital to/for Distech.  A receivable for these advances is shown in the financial statements included with this report.  Under the terms of the amendment to the acquisition agreement, upon exercise of the rescission, these advances will be converted to equity in the post-rescission Distech entity at the rate of 1.25% of the equity for every US$100,000 of advances.

                Another element of contingency with respect to the Distech acquisition concerns approximately 1,640,000 shares of the Company’s common stock that are included in the 16,200,000 share consideration for 100% of the equity interests in Distech, but are being held in escrow as collateral for an indemnity agreement provided to the Company by a former Distech stockholder/officer/director.  The indemnity agreement regards any losses or claims that may arise within a specified time period concerning Distech’s intellectual property.  Under certain circumstances, these escrowed shares may be released in December 2001 and December 2002.

                With the rescission of the Distech acquisition having been put into effect in April 2002, the LEI shares, options and warrants issued in conjunction with the acquisition will be cancelled and the shares in Distech Limited will be returned to their original owners.  Further, the shares held as collateral for the above-mentioned indemnity agreement will be released for exchange with the original Distech Limited shares and subsequent cancellation.

Insurance

                Liquitek Enterprises, Inc. maintains general liability, umbrella, directors and officers liability, property and vehicle insurance policies.  Management believes that the insurance in place will be adequate for our anticipated immediate and near future needs.

ITEM 2.  DESCRIPTION OF PROPERTY

                The Company’s principal executive offices are located at 1350 East Draper Parkway, Draper, Utah.  We share offices with HydroMaid International, Inc., Lighthouse, Inc. and other interests of Culley W. Davis, the former Chairman of the Company and former owner of the property where the offices are located.  Our present occupancy is for approximately 3,600 square feet of fully furnished offices at a monthly rental of $4,800.

                During 2001, we terminated our lease on the laboratory facility at 1880 Oak Avenue, Evanston, Illinois.

                VitriSeal, Inc. leases space at 3170 Oakley Park Road, Commerce Township, Michigan in the Detroit area for the pilot production plant and its research facility.  This facility contains approximately 9,300 square feet and bears a monthly rental of $5,850.  This lease expires June 30, 2005.

                Thermoflow Corporation owns adjoining properties at 4000 Arcata Way and 4020 Arcata Way, North Las Vegas, Nevada.  The property at 4000 Arcata Way houses the Thermoflow plant and administrative offices in a 9,228 square foot light industrial building.  The property at 4020 Arcata Way has a 3,844 square foot warehouse situated thereon.  Both of these properties, along with all of the other assets of Thermoflow Corporation, are pledged as collateral for a $1.2 million working capital loan from Bart C. Warner.

                Liquitek Corporation operated in leased space at 4040 Arcata Way, North Las Vegas, Nevada.  With the suspension of operating activities for Liquitek Corporation, Thermoflow has taken over the usage of this property.  It is presently being used for storage, both inside and outside the building, as well as access by-ways for trucks entering, leaving or maneuvering around the Thermoflow plant.  The property contains a 7,294 square foot light industrial building with space for administrative offices and warehousing or production.  It is anticipated that Thermoflow may relocate the storage in the 4020 Arcata building to this property, then install additional equipment for processing wastewater in the 4020 building.  The monthly rental on this property is $2,942.  This lease expires May 31, 2005.

                Throughout the period of its ownership by LEI, Distech Limited operated in leased space at 62 Lunn Avenue, Mt. Wellington, Auckland, New Zealand.  The rental property consists of a 6,308 square foot unit within a light industrial complex, together with common area rights.  It is used for administrative offices, a research facility and final assembly.  The monthly rental on this property is approximately US$2,180 plus the New Zealand GST (i.e., Goods & Services Tax, a value added tax).  The lease expires January 15, 2003.  As the rescission of the Distech acquisition has been effected as of April 12, 2002, the Company has no further legal obligation for this lease.

                Liquitek Corporation is the sub-lessee of space in Building K-1035 of the East Tennessee Technology Park in Oak Ridge, Tennessee.  This building is owned by the U. S. Department of Energy and is leased to the Community Reuse Organization of East Tennessee (CROET).  CROET sub-leased space to EET Corporation, the former owner of 50% of Liquitek Corporation, and EET sub-sub-leased 17,600 square feet to Liquitek Corporation at a time when they planned to build a Thermoflow-type plant in this facility.  However, EET’s position in this leasing structure was novated as of August 1, 2001, whereupon LC became the sub-lessee.  The monthly rent is $4,400.  Current plans do not call for any of the Company’s operations to use this space.  We are working with CROET to re-lease this space and to eliminate any further obligations for the Company and/or any of its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

                On August 14, 2001, the Company was served notice of a civil action filed by Dr. Hamlin Jennings and Evanston Material Consulting Corporation (EMCC) in U. S. District Court, Northern District of Illinois, seeking a declaratory judgment on the ownership of certain inventions expected from work under a grant from the National Science Foundation.  While serving the Company as a consultant, EMCC applied for and was awarded the grant to fund experimentation in an undercoating to vapor deposition hard coatings.  The parties proceeded in initial stages of litigation in this case to the point where the judge ruled against Jennings/EMCC’s motion for summary judgment in his favor and against the Company’s motion for dismissal on the grounds of lack of justiciability.  The crux of the argument between the parties regards the agreements that  Dr. Jennings signed upon commencing his  consultancy, particularly the Consulting Agreement and the Non-disclosure and Invention Assignment Agreement, as well as statutory interpretation of certain federal laws pertaining to Small Business Innovative Research funding programs.  After these initial rulings, the judge recommended that the parties agree to terms for an  interim settlement of the case with the right for either party to re-new the case at a later date when money is at issue, with both parties waiving statute of limitations provisions.  The parties have reached agreement and on May 15, 2002 signed an Interim Settlement Agreement and a License Agreement.  This allows both parties to go forward with their respective interests with adequate protections available to both for future issues.

                In April 2002, a lawsuit filed by EET Corporation in the State of Tennessee was served on the Company.  EET claimed it was owed monies for rent and utilities on the CROET building, consulting services for Michael Williams, compensation for its President, Alois F. Sferrazza, and other factors.  This issue has been the subject of ongoing negotiations between the parties for several months.  On May 8, 2002, the parties reached agreement on a settlement of the claims, the terms of which includes the dismissal of the lawsuit.

                We are unaware of any other actual, threatened, or planned legal actions against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to the stockholders for vote during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

                The following table sets forth, for the period from February, 1999, through May 13,2002, the high and low bid quotations each quarter for the Common Stock as reported by National Quotation Bureau, LLC, through 2000 and the Yahoo! Finance web site for 2001 and 2002.  Our stock was not actively traded during the two years before March, 1999, but now trades on the NASDAQ OTC Bulletin Board under the symbol “LQTK.”  The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

Common Stock Price

	High	Low
2002
1st Quarter	$0.1200	$0.0600
2nd Quarter	$0.1300	$0.0300

2001
1st Quarter	$2.0000	$1.0000
2nd Quarter	$1.4500	$0.4700
3rd Quarter	$0.5800	$0.0600
4th Quarter	$0.1500	$0.0500

2000
1st Quarter	$9.5000	$2.0000
2nd Quarter	$3.6250	$1.1250
3rd Quarter	$3.4375	$1.7500
4th Quarter	$3.0625	$1.0000

1999
1st Quarter	$3.7500	$1.8750
2nd Quarter	$2.8750	$1.7500
3rd Quarter	$1.9375	$0.8750
4th Quarter	$2.3750	$0.7500

                We have not paid any cash dividends on our Common Stock since our incorporation and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business. As of December 31, 2001, we had approximately 765 shareholders of record.

Recent Sales of Unregistered Securities

                Since the March 18, 1999 reorganization described in Item 1, Business - Reorganization in 1999, the Company has issued securities as described below.

                On January 5, 2000, 285,714 shares of restricted common stock were issued to Culley W. Davis, the CEO of the Company at that time, for a cash payment of $500,000 in a private placement transaction.  The pricing for this transaction represented a 15% discount from the prevailing market price on the date of the transaction.

                To bring further cash into the Company in anticipation of the acquisitions we expected to be completing in mid-2000, we undertook a private offering.  This offering was for up to 2,500,000 restricted shares of our common stock at the price of $3.00 per share.  The offering was made pursuant to an exemption under Rule 506 of Regulation D of the Securities Act of 1933. From January through March 2000, the offering yielded approximately $6.0 million net on the sale of approximately 2.3 million shares.

                In December 2000, in an agreement to eliminate the Company’s obligation for a 1% royalty on sales based on the VitriSeal technology, 35,000 shares of restricted common stock were issued to Dr. Rodney Hanneman, a consultant to VitriSeal, out of the 100,000 shares for which he held vested options, with the Company forgiving the $1.75 exercise price on the issued shares in consideration of the elimination of the royalty.

                On March 1, 2001, 100,000 shares of restricted common stock  were issued to Daniel L. Corbin in accordance with an agreement to eliminate the Company’s obligation to him for a 2% royalty on sales based on the VitriSeal technology.  On the same terms and conditions vis-à-vis Dennis Repp, another 100,000 shares were similarly issued to Mr. Repp.

                On March 22, 2001, the Company completed the sale of 50,000 shares of its restricted common stock at $3.00 per share under the terms of a private placement undertaken during the first quarter of 2000 pursuant to Rule 506 of Regulation D, based upon the offering being made only to "accredited investors" as defined by Federal securities law.

                In July 2001, the Company agreed to issue 1,400,000 shares of its restricted common stock in exchange for its obligations to Lighthouse, Inc., a Culley W. Davis affiliate, which amounted to $2.1 million.  The $2.1 million had been advanced to the Company against a commitment from Accelerated Technologies Fund LLC, another Davis affiliate, to invest $5 million in the Company.  The exchange was made at the rate of $1.50 per share, which rate exceeded the weighted average closing price of the shares on the dates monies were advanced by Lighthouse, which was $1.14 per share.

                Through the course of the Company’s efforts to raise capital in late 2001, early 2002, it sold $316,500 in convertible debentures, $60,000 of which were sold by December 31, 2001.  These debentures provided for conversion to the Company’s common stock at the rate of one share for every $0.50 of debenture investment.  They also contained “A” and “B” warrants for the purchase of additional shares of the Company’s common stock, one “A” warrant for every $2.00 of debenture investment exercisable at $.25 and one “B” warrant for every $1.00 of debenture investment exercisable at $1.00.  Accordingly, the $316,500 of debenture investment through May 13, 2002 could be converted into 633,000 shares of common stock and could lead to the purchase of 158,250 additional shares for $39,562 and 316,500 additional shares for $316,500.

                As noted in Item 1, Business — Acquisitions and Name Changes, additional shares of the common stock of the Company were issued in connection with the reorganizations whereby Thermoflow Corporation, Liquitek Corporation, Interfluid Recycling, Inc. and Distech Limited were acquired. The Thermoflow and Liquitek acquisitions, which occurred in May 2000, resulted in the issuance of 14,661,500 shares of restricted common stock and 398,500 warrants to purchase additional shares of stock.  The Interfluid acquisition, which occurred in July 2000, resulted in the issuance of 200,000 shares of restricted common stock.  By an amendment to the Interfluid Recycling, Inc. acquisition agreement, these shares are subject to buy-back by the Company at stipulated prices and a pre-determined schedule.  The first phase of the Distech acquisition, whereby approximately 71% of the equity interests in Distech were acquired from six of its shareholders, was completed on November 30, 2000 and resulted in the issuance of 11,359,593 shares of restricted common stock plus 144,066 warrants for the purchase of additional shares of common stock.  The offering to the remaining Distech shareholders was 100% subscribed as of February 12, 2001 and resulted in the issuance of 3,980,511 shares of restricted common stock, 646,830 warrants and 69,000 options for the purchase of additional shares of common stock.  None of the Distech-related issuances is reflected in the December 31, 2001 financial statements as they were subject to rescission until certain contingencies are removed.  As those contingencies were not removed by the March 31, 2002 deadline, rescission was effected on April 12, 2002, and those shares are to be returned to the Company for cancellation.

ITEM 6.  SELECTED FINANCIAL DATA

                The following selected historical consolidated financial information has been derived from our audited consolidated financial statements.  The balance sheet data as of December 31, 2001 and 2000 and statements of operations data for each of the three years in the period ended December 31 are derived from audited consolidated financial statements included in this Form 10-K.  You should read this table in conjunction with ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and ITEM 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)

	Note (2)	Note (1)

Statement of Operations Data:

Revenues	$2,055	$979	$—	$—	$—

Loss from operations	$(17,682)	$(5,502)	$(1,594)	$(1,208)	$(1,005)

Net loss	$(17,682)	$(5,502)	$(1,594)	$(1,208)	$(1,005)

Net loss per share, basic and diluted	$(0.45)	$(0.17)	$(0.08)	$(0.20)	$(0.17)

Balance Sheet Data:

Total assets	$8,336	$25,987	$609	$247	$220

Total stockholders’ equity	$5,773	$20,605	$554	$214	$(746)

Notes:

(1)  The acquisitions of Thermoflow, Liquitek and Interfluid in 2000 caused the recognition of substantial amounts of intangibale asset values, together with write off and amortization of those values starting in 2000 and continuing in 2001.

(2)  Fiscal year 2001 included the write off of $13,235,000 due to the impairment of intangible asset values recorded in 2000 in conjunction with the acquisitions of Thermoflow and Liquitek.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Results of Operations

                The comparisons of fiscal year 2001 and fiscal year 2000 presented in this section must be understood in the context of the acquisitions accomplished in mid-2000.  The year 2000 includes twelve months’ operations of VitriSeal, Inc., seven months’ operations for Thermoflow Corporation and Liquitek Corporation plus six months’ operations for Interfluid Recycling, Inc.  The year 2001 includes twelve months’ operations for all entities.

                Consolidated net revenues for the year ended December 31, 2001, were $2,054,823 compared to $979,354 for the year earlier period.  Eighty-six percent of the year 2001 revenues came from Thermoflow’s and Interfluid’s antifreeze recycling business, while ninety-five percent of the year 2000 revenues came from those operations.  In both years, the remainder came from Liquitek’s relationships with the Hawaiian oily wastewater treatment facility.  In 2000 this consisted solely of license revenues while in 2001 it included the sale of the previously licensed equipment as well.  Consolidated costs of sales were $1,520,510 for the year ended December 31, 2001, and $686,430 for the year earlier period.  Accordingly, the gross margin for the year ended December 31, 2001, was 26% while that for the year ended December 31, 2000, was 30%.  The decline is largely a function of charges to cost of goods sold related to the sale to Unitek of Hawaii of the previously licensed Liquitek Corporation equipment.

                Consolidated operating expenses for 2001 were $17,927,494 compared to $4,909,764 for 2000.  The increase is all attributable to the write-off for the impairment of intangible assets ($13,234,876), as all other operating expenses actually declined during the year by about $217,000.  The impairment was recorded commensurate with the Company’s decision to devote its efforts in the water treatment equipment business exclusively to the Distech technology upon the resignations of the Schmidt brothers.

                The Company experienced a consolidated net loss and corresponding loss per share of $17,681,856 and $0.45, respectively, for year 2001 and $5,502,430 and $0.17 for year 2000.  Of the 2001 losses, $13,234,876 and $0.33 per share are non-recurring elements from the impairment write-down.  These losses are apportioned to our various businesses as follows:

	2001	2000

Metal coating technology	$1,344,417	$1,595,000
Wastewater treatment	11,607,874	1,546,000
Antifreeze recycling	3,197,900	407,000
Unallocated	1,531,665	1,954,430

Total	$17,681,856	$5,502,430

Plan of Operation

                With the rescission of the Distech acquisition having been put into effect on April 12, 2002, the Company’s plans for future operations have had to change dramatically.  We are left with two operating subsidiaries:  Thermoflow and VitriSeal.  Thermoflow has progressed to a consistent monthly generation of cash that may be used outside the Thermoflow business, while VitriSeal remains without revenues, a net user of cash from outside VitriSeal.  We have scaled down corporate overhead to a one-person operation with the minimum cash outlay that can be achieved while sustaining operations.  The final element of the situation is that the Company has significant debts to be serviced.  This leaves us with two basic options for near term operations: (1) operate Thermoflow and use the cash throw-off to service debt, meet corporate overhead needs and sustain efforts in VitriSeal to find a paying licensee, or (2) sell Thermoflow to get the cash to pay off the debts.  What happens to VitriSeal under option (2) is a function of how much capital may be left over after servicing our debts.  Either way, management’s challenge and commitment going forward is to maximize the value of the Company’s assets in the interest of our various stakeholders.

                The 2002 Operating Plan for VitriSeal, Inc. seeks to maintain the viability of the enterprise with minimal cash outlays.  We have shrunk the operation to one person, Paul Kokx, on a part time basis.  We are seeking to relocate the equipment to further reduce our monthly cash obligations.  Paul will continue to coat samples and support testing for potential customers.  Should our technological offering prove attractive for a customer, we will have the basis to attract the necessary further investment to revive this business.  Otherwise, we will likely have to dispose of the assets and close down our operations completely.  We will continue to pursue the patent applications already filed to make the overall VitriSeal asset base as valuable as possible.

                The 2002 Operating Plan for Thermoflow Corporation calls for further growth in the utilization of the capacity of the Las Vegas plant.  We expect to expand the treatment of waste water in the Las Vegas plant as an adjunct to the treatment of waste antifreeze.  A glut of virgin ethylene-glycol in the market in early 2002 has set back our plans for getting to utilization of

100% of practical capacity; we now expect to achieve this goal in 2003.  With the plant now operating at unprecedented efficiency, we expect to continue positive cash generation for this business every month.

                The Liquitek Corporation operations were suspended in 2001 and will not be revived in 2002.

                The Distech Limited acquisition was rescinded on April 12, 2002, so Distech operations are no longer a part of the Company’s operating plans.  It should be noted that the Company will have a continuing partial ownership interest in Distech, which will amount to approximately 20% before dilution that will necessarily occur as Distech obtains financing for its future.

                A critical part of the operating plans for 2002 concerns the parent company level.  As noted above, we have reduced this function to a single person, and he may go to a part-time basis if conditions demand that.  Other corporate overhead functions (e.g., liability insurance, legal services, auditing fees and other essential costs of maintaining the existence of a public company) will continue to require an important amount of cash, which is expended to be funded by Thermoflow’s cash throw-off.

Liquidity and Capital Resources

                As noted above, Liquitek Enterprises, Inc. is under serious financial constraints.  A hoped-for license agreement for the VitriSeal technology would be a gigantic breakthrough for the Company.  Such would allow us to seek further investment that might be necessary to afford the Company the opportunity to achieve the payoff that it has long sought on the VitriSeal technology.  Without such a breakthrough, and depending on whether or not Thermoflow is sold, the Company may be headed for the status of a publicly-traded shell entity much as AXR Development Corporation was the shell that Dancor, Inc. merged with in 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company does not presently have any investments subject to market risks beyond those generally associated with being in business in the United States.  All of our transactions are denominated in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under ITEM 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                In conjunction with the merger and reorganization of Dancor, Inc., and at the recommendation of the Audit Committee, the Board of Directors approved a change in  auditors in April 1999.  Our former accountants, Jones, Jensen & Co., were dismissed effective May 3, 1999, and Squar, Milner, Reehl & Williamson, LLP, (“SMRW”) were appointed as our principal independent accountants.  There were no disagreements with the former accountant, and there are no disagreements with the current Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                During the three most recent fiscal years, there have been no disagreements with the former or current accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event, no adverse opinions, no disclaimers of opinion and no modifications of the accountant’s report as to audit scope or accounting principles.  SMRW’s reports on the Company’s December 31, 2001, 2000 and 1999 financial statements included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. On May 3, 1999, we filed a Form 8-K, which is incorporated herein by reference concerning the change of accountants.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The names, ages, and positions of the Directors and Executive Officers are as follows:

Name	Age	Position with the Company	First Elected
Lester W. B. Moore	60	Chairman	2000
Robert D. Petersen	45	Director	2000
David A. Dattilo	61	Director	2000
Dudley E. J. Ward	65	Director	2000
O. Guy Eady	39	Director (resigned 4/12/02)	2000
Edward J. Harman	38	Director (resigned 4/12/02)	2001
John W. Nagel	61	Director, President, Chief Executive Officer and Chief Financial Officer	2001
Bruce H. Haglund	51	Secretary	1998
Paul G. Kokx	43	President, VitriSeal, Inc.	2000
Kent H. Price	61	President, Liquitek Corporation and Distech Limited (employment terminated 4/12/02)	2000
Rodney L. Schaefer	49	President, Thermoflow Corporation	2000

Lester W. B. Moore, Chairman

                Lester W.B. Moore served as  the Company’s Chief Executive Officer from August 2000 to August 2001, and as a member of the Board of Directors since October 2000.  He became Chairman of the Board of Directors in August 2001.  In mid-2000, Mr. Moore returned to Utah to serve as Executive Vice President for Bain Capital, Inc. (“Bain”) with a charge to support some of the companies in which Bain had invested its capital.  For the preceding nine years, Mr. Moore had been President and Chief Executive Officer of the world-famous Polynesian Cultural Center (“PCC”) in Laie, Hawaii.  As one of Bain’s Utah interests was Liquitek Enterprises, Inc., Mr. Moore was asked to consider how he could help the Company.  Bain agreed to allow him to assume full-time duties as Chief Executive Officer of the Company and to provide occasional consulting services in strategic and operational planning to other companies in which Bain has interests in the Utah area.  Previous to his PCC experience, Mr. Moore served as President and/or CEO of several other companies in Utah and Minnesota.  Mr. Moore has a bachelor’s degree from the University of Utah and a master’s degree in economics from Brigham Young University.

Robert D. Petersen, Director

                Robert D. Petersen has been a member of the Board of Directors of the Company since March 2000.  He is currently employed as the Vice President of Dry Flue Gas Desulfurization technology at Alstom Power, Inc. Environmental Services Division, a position he has held since October, 2000. In this capacity Mr. Petersen has product-line responsibility for air pollution control processes to the power industry in the US. Prior to his employment at Alstom, Mr. Petersen co-founded EET Corporation, a hazardous and radioactive waste consulting company, and was President and CEO from 1997 to 2000; he was also a member of EET’s Board of Directors from 1990 to 2000.  Prior to EET, he was employed with Rockwell International as a research engineer specializing in waste treatment process development.  Mr. Petersen has several patents and has received the Department of Energy’s Award of Excellence for significant contribution to the Nuclear Weapons Program for his efforts in deployment of waste treatment processes.  He earned a M. S. degree in Business Administration from the University of Northern Colorado and a B. S. degree in Chemical Engineering from the University of North Dakota.

David A. Dattilo, Director

                David A. Dattilo has been a member of the Board of Directors of the Company since March 2000.  He has been an independent consultant since June 1998, following his retirement as Senior Vice President, Sales and Services of Safety-Kleen Corporation, which he co-founded in 1968.  Safety-Kleen grew from startup to over $1 billion in annual sales.  Prior to his involvement with Safety-Kleen, Mr Dattilo was employed by Standard Oil Company.  Mr. Dattilo received a B. S. degree from Miami University (Oxford, Ohio) and did graduate studies in engineering while serving in the U.S. Navy.

Dudley E. J. Ward, Director

                Dudley E. J. Ward has been a member of the Board of Directors of the Company since November 2000. He was actively involved in the operations of Distech Limited while it was owned by Liquitek Enterprises, Inc.  He is the founder of Distech Limited and the inventor of the Distech technology. Mr. Ward has served as the CEO of that company from its founding in 1995 until its acquisition by the Liquitek Enterprises in 2000.  Mr. Ward has over 40 years of business experience that has provided him with valuable and rounded technical, design, contracting, project engineering and administration, manufacturing, marketing, team building, leadership and company management qualifications.  While most of his work has been in New Zealand, Mr. Ward’s experiences have included the building of international business relationships.  Prior to developing the Distech technology, Mr. Ward was Executive Director of Industrial Product Sales & Manufacturing Limited, which he co-founded in 1965.  He served as a Director and Chief Executive Officer of Distech Limited prior to its acquisition by Liquitek Enterprises, Inc.

O. Guy Eady, Director

                Mr. Eady resigned as a Director on April 12, 2002 upon the rescission of the Distech acquisition.

Edward J. Harman, Director

                Mr. Harman resigned as a Director on April 12, 2002 upon the rescission of the Distech acquisition.

John W. Nagel, Director, President, Chief Executive Officer and Chief Financial Officer

                John W. Nagel joined Dancor, Inc. as Chief Financial Officer and a member of the Board of Directors in October 1998, and served in those capacities until March 1999, whereupon he commenced service in those capacities for Liquitek Enterprises, Inc.  He resigned as a Director in May 2000 upon the acquisitions of Thermoflow Corporation and Liquitek Corporation, though he  continued to serve as Chief Financial Officer of Liquitek Enterprises, Inc.  Upon Mr. Moore’s accession to the Chairmanship in August 2001, Mr. Nagel became

President and Chief Executive Officer in addition to his duties as Chief Financial Officer.  Mr. Nagel served as Chief Financial Officer of HydroMaid International, Inc. from October 1998 through July 2001 and Director of Finance for a network affiliate television station in New Orleans, Louisiana, from 1988 through 1998.  During the period of 1983 to 1988, he was the operator and part owner of several franchised ice cream parlors.  From 1980 to 1983, Mr. Nagel held positions in administration and management for The Nautilus Group, Inc., a private venture capital firm.  From 1968 to 1980, Mr. Nagel worked for Arthur Andersen & Co. in numerous capacities related to consulting for the design and implementation of computer-based management information systems.  He served as an officer in the U. S. Navy Supply Corps from 1962 to 1966.  Mr. Nagel has an M.B.A. degree from Harvard University and a B.S. degree in accounting from The Ohio State University.

 Bruce H. Haglund, Secretary

                Bruce H. Haglund served as a Director and Secretary of Dancor, Inc. from September 1998 until the reverse acquisition of Dancor, Inc. by the Company in March 1999.  He was a member of the Board of Directors of the Company from March 1999 until November 2000, and he has been the Secretary of the Company since March 1999. Mr. Haglund is a principal in the law firm of Gibson, Haglund & Paulsen in Orange County, California where he has been engaged in the private practice of law since 1980.  He is a member of the Board of Directors and the Secretary of Metalclad Corporation, a public company whose stock is traded on the Nasdaq Small Cap Market.  Mr. Haglund is also the Secretary and a member of the Board of Directors of Aviation Distributors, Inc. and HydroMaid International, Inc., public companies whose stocks are traded on the OTC Bulletin Board.  He is a graduate of the University of Utah College of Law.

Paul G. Kokx, President of VitriSeal, Inc.

                Paul G. Kokx joined VitriSeal, Inc. as Executive Vice President and General Manager in February 2000.  He was promoted to President of VitriSeal, Inc. in November 2000. From December 1998 through January 2000, Mr. Kokx was Vice President of Manufacturing for Weld Racing, Inc., a manufacturer of one piece forged aluminum automobile wheels.  He came to that position from eleven years of service with Reynolds Metals Company, during which employment he rose to the position of Vice President of Global Wheels.  He was instrumental in launching several new manufacturing facilities, including sophisticated automated coating systems.  Earlier employment included service with Premier Sales, General Electric Company and the Budd Company.  Mr. Kokx is a 1980 graduate of Michigan State University’s School of Engineering.

Kent H. Price, President of both Liquitek Corporation and Distech Limited

                Kent H. Price commenced employment with the Company on January 1, 2001, in the capacities of President of both Liquitek Corporation and Distech Limited.  He worked with the Company as a consultant during the last quarter of 2000.  His services with the Company were terminated upon the rescission of the Distech acquisition transaction.  From 1996 through December 2000 he was Vice President of Success Financial Group, Inc., an investment advisory business.  He was owner and President of Johnson Manufacturing Co. from 1986 through 1995.  Johnson was a manufacturer of precision-machined parts for the aerospace industry.  Prior assignments included general management roles with various divisions of Thomas Industries, Beatrice Foods Corp. and The Talley Corporation.  His professional career began with an operations management role with California Cedar Products Co., where he played a key role in introducing Duraflame fireplace “logs” to the market.  Mr. Price has a B. S. degree in business management, with an emphasis on industrial management, from Brigham Young University and a Master in Business Administration degree from Harvard University.  Mr. Price is a certified manufacturing engineer, has lived abroad for 12 years, and conducted business in several countries.

Rodney L. Schaefer, President of Thermoflow and Interfluid

                Rodney L. Schaefer joined the Company in June 2000 as President of Thermoflow Corporation and as President of Interfluid Environmental Services, Inc.  He continues to serve in these capacities at this time.  Prior to undertaking these responsibilities, he served as President of Interfluid Recycling, Inc., a closed-loop antifreeze recycling service in San Diego, California, which he founded in 1994.  From 1988 to 1994, he held various positions in sales and management for a car dealership in Carlsbad, California.  Prior to that, he was in the real estate business in Colorado with involvement in several investment and development projects.  Mr. Schaefer received his education in Greeley, Colorado, where he attended the University of Northern Colorado.

ITEM 11. EXECUTIVE COMPENSATION

                The Company’s compensation programs are designed to link executives’ compensation to the performance of the Company.  The annual salary paid to executives over the past four years reflect fixed amounts that are deemed competitive for executives with comparable ability and experience in the industry.

Compensation of Directors

                The Company’s policy is to not pay cash compensation to directors who are employees or consultants of the Company for their services as directors, but reimburses reasonable out-of-pocket expenses of directors for attendance at meetings.  In 2000, directors received options to purchase shares of Common Stock at $1.00 per share as reflected in the beneficial ownership table in ITEM 12 hereof.  There were no option awards in 2001.

Compensation of Officers

                The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.  Management of the Company was completely replaced in conjunction with the reorganization between the Company and Dancor, Inc. in March 1999.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Restricted Stock ($)	Options/ SARS (#)		LTIP Payouts ($)	All Other (1)

Culley W. Davis, Chairman, CEO (1) (2)	2001	30,000	—		—	—	—		—	—
	2000	60,000	393,800	(3)		—	775,000	(4)	—	—
	1999	60,000	—		—	—	300,000	(5)		—
	1998	95,000	—		—	—	—		—	—

Daniel L. Corbin, President (1) (6)	2001	44,308	—		—	150,000	—	(7)		—
	2000	160,000	—		—	—	—		—	—
	1999	120,000	—		—	—	300,000	(8)		—
	1998	88,000	—		—	—	—		—	—

Lester W. B. Moore, Chairman, President, CEO (1) (9)	2001	147,115	—		—	—	—		—	—
	2000	90,000	—		—	—	200,000	(10)		—
	1999	—	—		—	—	—		—	—
	1998	—	—		—	—	—		—	—

John W. Nagel, President, CEO (1) (11)	2001	108,000	—		—	—	—		—	—
	2000	71,000	—		—	—	75,000	(12)	—	—
	1999	21,000	—		—	—	25,000	(12)	—	—
	1998	—	—		—	—	—		—	—

Paul G. Kokx, President of VitriSeal, Inc.(1) (13)	2001	175,000	—		—	—	—		—	—
	2000	164,231	—		—	—	500,000	(14)	—	—
	1999	—	—		—	—	25,000	(14)	—	—
	1998	—	—		—	—	—		—	—

Rodney L. Schaefer, President of Thermoflow (1) (15)	2001	120,000	4,500	(16)		—	—		—	—
	2000	72,461	—		—	—	25,000	(17)	—	—
	1999	—	—		—	—	—		—	—
	1998	—	—		—	—	—		—	—

Kent H. Price, President of Liquitek Corporation and Distech Limited (1) (18)	2001	120,000	—		—	—	—		—	—
	2000	9,250	—		—	—	50,000	(19)	—	—
	1999	—	—		—	—	—		—	—
	1998	—	—		—	—	—		—	—

(1)  The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individual that are extended to all employees of the Company in connection with their employment.  The value of such benefits cannot be precisely determined; however, the executive Officers named above did not receive other compensation in excess of the lesser of $50,000 or 10% of such Officers’ cash compensation.

(2)  Mr. Davis resigned as Chief Executive Officer in August 2000 and as Chairman in August 2001.

(3)  Mr. Davis was paid a cash bonus of $393,800 in connection with the acquisitions of Thermoflow Corporation and Liquitek Corporation.

(4)  In May 2000, Mr. Davis was granted a non-statutory stock option to purchase 275,000 shares of common stock in the Company at $2.00 per share and expiring ten years from the date of grant.  In December 2000, Mr. Davis was granted a non-statutory stock option to purchase 500,000 shares of common stock in the Company at $1.00 per share that expires on December 31, 2010.

(5)  In May 1999, Mr. Davis was granted a stock option to purchase 300,000 shares of common stock in the Company at $1.75 per share that expires on June 30, 2009.

(6)  Mr. Corbin’s services as President of Vitriseal, Inc., a wholly owned subsidiary of the Company, were terminated in October 2000.

(7)  In February 2001, Mr. Corbin was awarded 100,000 shares of common stock of the Company valued at $1.50 per share in exchange for his agreement to rescind a royalty contract with Vitriseal, Inc.

(8)  In May 1999, Mr. Corbin was granted a non-statutory stock option to purchase 300,000 shares of common stock in the Company at $1.75 per share that expires on June 30, 2009.

(9)  Mr. Moore was elected Chief Executive Officer of the Company in August 2000.  He resigned this position upon becoming Chairman in August 2001.

(10)  Mr. Moore was granted a stock option to purchase 200,000 shares at $1.00 per share in December 2000 that expires on December 31, 2010.

(11)  In October 1998, Mr. Nagel became the Chief Financial Officer of both the Company and HydroMaid International, Inc., a related party.  Mr. Nagel’s compensation was allocated to the Company from HydroMaid on a percentage of time basis. In August 2001, Mr. Nagel was elected President and Chief Executive Officer of the Company and resigned his position as Chief Financial Officer of HydroMaid International, Inc.

(12)  In December 2000, Mr. Nagel was granted a non-statutory stock option to purchase 75,000 shares of common stock in the Company at $1.00 per share that expires on December 31, 2010.  In May 1999, Mr. Nagel was granted a stock option to purchase 25,000 shares of common stock in the Company at $1.75 per share that expires on June 30, 2009.

(13)  Mr. Kokx was elected President of VitriSeal, Inc., a wholly-owned subsidiary of the Company, in November 2000.

(14)  In February 2000, Mr. Kokx was granted a non-statutory stock option to purchase 500,000 shares of common stock in the Company at $2.00 per share that expires on January 31, 2010.  In May 1999, when he was a consultant to the Company, Mr. Kokx was granted a non-statutory stock option to purchase 25,000 shares of common stock in the Company at $1.75 per share that expires on June 30, 2009.

(15)  Mr. Schaefer was elected President of Thermoflow Corporation and Interfluid Environmental Services, Inc., wholly-owned subsidiaries of the Company, in June 2000.

(16)  Mr. Schaefer accomplished a substantial performance improvement in the operations of Thermoflow Corporation during the year 2001 and was accordingly rewarded with a $4,500 cash bonus.

(17)  In December 2000, Mr. Schaefer was granted a non-statutory stock option to purchase 25,000 shares of common stock in the Company at $1.00 per share that expires on December 31, 2010.

(18)  Mr. Price was compensated as a consultant during late 2000 in the amount of $9,250 and became a full time salaried employee and the President of Liquitek Corporation and Distech Limited as of January 1, 2001.  His services were terminated on April 12, 2002 in conjunction with the rescission of the Distech acquisition.

(19)  In December 2000, Mr. Price was granted a non-statutory stock option to purchase 50,000 shares of common stock in the Company at $1.00 per share that expires on December 31, 2010.

Option Grants in Last Fiscal Year—Individual Grants

                There were no option grants in 2001.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                The following table sets forth the number of options, both exercisable and un-exercisable, held by each of the named executive officers of the Company and the value of any in-the-money options at December 31, 2001 (assuming a market value of $0.06 on December 31, 2001):

NAME	SHARES ACQUIRED UPON EXERCISE	VALUE REALIZED	NUMBER OF UNEXERCISED OPTIONS AT FISCAL YEAR-END EXERCISABLE / UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR-END EXERCISABLE / UNEXERCISABLE

Culley W. Davis	-0-	$-0-	908,333 / 166,667	$-0- / $-0-
Lester W. B. Moore	-0-	$-0-	133,333 / 66,667	$-0- / $-0-
John W. Nagel	-0-	$-0-	75,000 / 25,000	$-0- / $-0-
Bruce H. Haglund	-0-	$-0-	325,000 / -0-	$-0- / $-0-
Paul G. Kokx	-0-	$-0-	175,000 / 350,000	$-0- / $-0-
Kent H. Price	-0-	$-0-	33,333 / 16,667	$-0- / $-0-
Rodney L. Schaefer	-0-	$-0-	16,667 / 8,333	$-0- / $-0-
Daniel L. Corbin	-0-	$-0-	300,000 / -0-	$-0- / $-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth information concerning the beneficial ownership of the Company’s shares as of December 31, 2001 for  (i) each current Director  (ii) each named executive officer of the Company, (iii) each person known by the Company to beneficially own more than 5% of the Company’s voting shares, and (iv) all officers and Directors of the Company as a group.  See also “Certain Relationships and Related Transactions” at Item 13 below.

Name	Title	Amount and Nature of Ownership(1)(2)	Percentage of Class(3)
Bart C. Warner (4)	Beneficial Owner	2,199,033	5.5%
Lester W.B. Moore (5)	Chairman	133,333	*
Robert D. Petersen (6)	Director	1,968,087	4.9%
David A. Dattilo (7)	Director	37,000	*
O. Guy Eady (8)	Director	25,000	**
Dudley E. J. Ward (9)	Director	16,667	**
Edward J. Harman (10)	Director	0	**
John W. Nagel (11)	Chief Executive Officer	100,000	*
Bruce H. Haglund (12)	Secretary	648,336	1.6%
Paul G. Kokx (13)	President, VitriSeal, Inc.	175,000	*
Rodney L. Schaefer (14)	President, Thermoflow Corp.	192,167	*
Kent H. Price (15)	President, Liquitek Corp.	33,333	*
All Directors and Executive Officers as a Group (16)		3,328,923	8.4%

  *    Less than one percent.

 **  With the rescission of the Distech Limited acquisition effected April 12, 2002, the Company’s shares, options, and warrants issued in conjunction with the acquisition will be cancelled.  Therefore, all shares issued in exchange for shares in Distech Limited are excluded from this beneficial ownership schedule.

(1)  Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all shares owned by them. Unless otherwise indicated, the contact address of each individual is 1350 East Draper Parkway, Draper, Utah 84020.

(2)  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.

(3)  Assumes 39,776,737 Shares outstanding plus, for each individual, any securities that such individual has the right to acquire upon exercise of presently exercisable stock options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(4)  Bart C. Warner acts as a Trustee for various trusts that own the 2,199,033 indicated.  In May 2001, 1,766,711 shares were acquired by various trusts controlled by Bart C. Warner in connection with a foreclosure by such trusts on indebtedness of Mr. Culley W. Davis, former Chairman of the Board and Chief Executive Officer of the Company, and his affiliates.  Mr. Warner’s address is 2240 South 5370 West, West Valley City, Utah 84120.

(5)  Includes options to purchase 133,333 shares at an exercise price of $1.00 per share.

(6)  Includes options to purchase 25,000 shares at an exercise price of $1.00 per share. Mr. Petersen’s address is 247 Saddle Ridge Drive, Knoxville, Tennessee 37922.

(7)  Includes options to purchase 25,000 shares at an exercise price of $1.00 per share. Mr. Dattillo’s address is 2449 Tall Oaks Drive, Elgin, Illinois 60123.

(8)  Includes options to purchase 25,000 shares at an exercise price of $1.00 per share.   Additionally, O. Guy Eady acquired 4,274,016 shares of the Company in exchange for shares of Distech Limited held by various entities of which Mr. Eady is a beneficial owner, director or trustee and as such has voting and/or dispositive power.  As the Distech Limited acquisition was never consummated, Mr. Eady’s shares were excluded from this beneficial ownership schedule.  Mr. Eady’s address is Level 5, 28 Broadway, Newmarket, Auckland, New Zealand.

(9)  Includes options to purchase 16,667 shares at an exercise price of $1.00 per share.   Additionally, Dudley E. J. Ward acquired 3,588,069 shares in exchange for shares in Distech Limited held by various entities of which Mr. Ward is a beneficial owner, director or trustee and as such has voting and/or dispositive power. Also includes warrants to purchase 58,089 shares at an exercise price of $.69 per share.   As the Distech Limited acquisition was never consummated, Mr. Ward’s shares and warrants were excluded from this beneficial ownership schedule.  Mr. Ward’s address is 62 Lunn Avenue, Mt. Wellington, Auckland 1130, New Zealand.

(10)  Edward J.  Harman acquired 1,281,009 shares in exchange for shares in Distech Limited held by various entities of which Mr. Harmon is a beneficial owner, director or trustee and as such has voting and / or dispositive power.  As the Distech Limited acquisition was never consummated, Mr. Harman’s shares were excluded from this beneficial ownership schedule.  Mr. Harman’s address is Level 5, 28 Broadway, Newmarket, Auckland, New Zealand.  .

(11)  Includes shares held in trust by the Elizabeth H. Nagel Trust and options to purchase 25,000 shares at an exercise price of $1.75 per share and 50,000 shares at an exercise price of $1.00 per share.

(12)  Includes options to purchase 50,000 shares at an exercise price of $1.75 per share, 250,000 shares at an exercise price of $2.00 per share, and 25,000 shares at an exercise price of $1.00 per share.

(13)  Includes options to purchase 150,000 shares at an exercise price of $2.00 per share and 25,000 shares at an exercise price of $1.75 per share.

(14)  Includes options to purchase 16,667 shares at an exercise price of $1.00 per share.

(15)  Includes options to purchase 33,333 shares at an exercise price of $1.00 per share.

(16)  Includes options to purchase 350,000 shares at an exercise price of $1.00 per share, 100,000 shares at an exercise price of $1.75 per share, 400,000 shares at an exercise price of $2.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                On May 26, 2000, the Company completed a plan of reorganization with Thermoflow Corporation, a Nevada corporation (“Thermoflow”), and Liquitek Corporation, a Nevada corporation (“Liquitek”).  The plan provided that upon approval of 80% of the shareholders of Thermoflow, the Company would issue to them a total of 10,060,000 shares and warrants of the Company in exchange for all of their Thermoflow shares. The plan also provided that upon approval of 90% of the shareholders of Liquitek, the Company would issue to them a total of 5,000,000 shares of the Company in exchange for all of their Liquitek shares.  In connection with the reorganization agreements with Thermoflow and Liquitek, the Company agreed to grant 275,000 options to Culley W. Davis and 250,000 options to an affiliate of Bruce H. Haglund.  The options vested upon the closing of the reorganization agreements with Thermoflow and Liquitek and are exercisable at $2.00 per share.

                In connection with the reorganization agreement with Interfluid Recycling, Inc. in July 2000, Rodney L. Schaefer, now the President of Thermoflow, received 183,833 shares of the Company’s Common Stock.  Under the terms of the amendment to that reorganization agreement, those shares are subject to buy-back at stipulated prices and a pre-determined schedule.

                In connection with the closing of the reorganization agreement with Distech Limited, which had an initial closing in November 2000 and a final closing in February 2001, entities of which Dudley E. J. Ward is a beneficial owner, director or trustee received 3,588,069 shares and 58,089 warrants to purchase shares of the Company at an exercise price of $.69 per share.  Entities of which O. Guy Eady is a beneficial owner, director or trustee received 4,274,016 shares in the Distech Limited reorganization.  Entities of which Edward J. Harman is a beneficial owner, director or trustee received 1,281,009 shares of the Company.   All three of these parties served as Directors of Liquitek, though Messrs. Eady and Harman resigned such positions in conjunction with the rescission of the Distech acquisition on April 12, 2002.  All of these shares and warrants will be returned to the Company for cancellation as part of the implementation of such rescission.

                On December 20, 2000, Liquitek Enterprises, Inc. borrowed $525,000 from HydroMaid International, Inc. under a note payable in order to exercise its option to purchase the building at 4000 Arcata Way, North Las Vegas, Nevada wherein Thermoflow’s plant is located.  The loan from HydroMaid International, Inc. was fully paid off in August 2001.

                In November 2000, the Company borrowed $300,000 to meet working capital needs from Lighthouse Capital, Inc., a corporation wholly owned by Culley W. Davis.  Lighthouse had simultaneously borrowed this money from HydroMaid International, Inc.  The transaction would more properly have been recorded as a loan from HydroMaid direct to Liquitek and was revised to reflect these facts as of December 31, 2001.

                Lighthouse also billed Liquitek for rent on the building wherein Liquitek has its corporate offices and for an allocated share of the common expenses of operating the building, including phone systems, central computer systems, internet service, office supplies, utilities, office equipment rentals, etc.

                HydroMaid was the employer of record for several office support personnel and shared executives, such as Mr. Nagel.  These people were paid on the HydroMaid payroll, and the portion of their costs allocable to Liquitek, based on hours of work for the respective companies, was billed to Liquitek.

                Finally, Liquitek borrowed additional working capital from Lighthouse Capital, Inc. pending the completion of an equity infusion of $5 million into Liquitek on which ultimate consummation of the Distech acquisition rested and to which another affiliate of Culley Davis had made a commitment.  In July 2001, it was announced that the investment commitment would not be met.  The working capital advances from Lighthouse up to that time, exclusive of the $300,000 that had come from HydroMaid, amounted to $1,989,000.  Those advances, plus $111,000 of the rent and overhead billings from Lighthouse to Liquitek, for a total of $2.1 million, were converted to 1,400,000 shares of restricted common stock of Liquitek Enterprises, Inc.

                In conjunction with reclassifying the liability for the $300,000 from Lighthouse to HydroMaid, some other inter-company relationships between HydroMaid, Lighthouse and Liquitek were clarified by agreement of the parties.  The $710,000 shown as “Due to Related Party” on the balance sheet is now all owed to HydroMaid and is composed of the $300,000 loan, interest thereon, payroll billings from HydroMaid to Liquitek and obligations to Lighthouse for rent and building overhead that were assigned by Lighthouse to HydroMaid.

                In February 1997, the Board of Directors of the Company approved the assignment of a continuing royalty equal to 2% of revenues derived by the Company from the VitriSeal process to Dennis A. Repp for all customers contacted by the Company during the time Mr. Repp remained involved with the Company.  Mr. Repp’s services to the Company were terminated in October 2000.  In February 2001, Mr. Repp agreed to a settlement with the Company whereby the royalty assignment was mutually rescinded and he was issued 100,000 restricted shares of Common Stock of the Company.

                In February 1997, the Board of Directors of the Company approved the assignment of a continuing royalty equal to 2% of revenues derived by the Company from the VitriSeal process to Daniel L. Corbin for all customers contacted by the Company during the time Mr. Corbin remained involved with the Company.  Mr. Corbin’s services to the Company were terminated in October 2000.  In February 2001, Mr. Corbin agreed to a settlement with the Company whereby the royalty assignment was mutually rescinded and he was issued 100,000 restricted shares of Common Stock of the Company.

                On August 9, 2001, the Company borrowed $1,200,000 from Bart C. Warner, a stockholder, in exchange for a secured promissory note.  Such note bears interest at 12% per annum and is secured by all of the assets of Thermoflow Corporation.  Further, the Company has pledged all of the outstanding shares of Thermoflow, of which the Company owns 100%, such that in the event of non-payment, the lender can take possession of the Thermoflow shares in satisfaction of all or a portion of the note.

                John W. Nagel, a Director and the Company’s President, Chief Executive Officer and Chief Financial Officer, is the brother-in-law of the Company’s legal counsel, Bruce H. Haglund, who also serves as the Secretary of the Company and is a stockholder.  Daniel L. Corbin, former President of Dancor, Inc. is the brother-in-law of Culley W. Davis, former Chairman of the Company.

                Gibson, Haglund & Paulsen, the Company’s attorneys, were paid or incurred on the Company’s behalf approximately $187,000 and $285,000 in legal fees for services rendered during 2001 and 2000 respectively. Bruce H. Haglund, the Secretary and a stockholder of the Company, is a member of the law firm.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report on Form 10-K:

                1. Financial Statements for the years ended December 31, 2001, 2000 and 1999:

                                Independent Auditors’ Report

                                Consolidated Balance Sheets

                                Consolidated Statements of Operations

                                Consolidated Statements of Stockholders’ Equity

                                Consolidated Statements of Cash Flows

                                Notes to Consolidated Financial Statements

                2. Financial Statement Schedules — All such financial statement schedules have been omitted as they are not required, not applicable, or the information is otherwise included.

                3. Exhibits

                The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

2.1	Letter of Intent dated December 15, 1998, regarding proposed reorganization between A.X.R. Development Corporation, Inc. and Dancor, Inc. (1)

2.2	Plan of Reorganization between VitriSeal, Inc. and Dancor, Inc. dated March 18, 1999. (2)

3.1	Articles of Incorporation dated July 10, 1985. (3)

3.2	Certificate of Amendment to the Articles of Incorporation respecting name change to “Advanced Coating Technologies, Inc.” and effecting a reverse split of the outstanding shares. (2)

3.3	Certificate of Amendment to the Articles of Incorporation respecting name change to “VitroSeal, Inc.” (2)

3.4	Certificate of Amendment to the Articles of Incorporation of the Company respecting name change to “VitriSeal, Inc.” (2)

3.5	Bylaws, as amended, of the Company, a Nevada Corporation. (4)

10.1	Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Shares of Common Stock of Thermoflow Corporation by VitriSeal, Inc. dated May 25, 2000. (5)

10.2	Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Shares of Common Stock of Liquitek Corporation by VitriSeal, Inc. dated May 25, 2000. (5)

10.3	Agreement for the Acquisition of Certain Ordinary Shares and Rights of Distech Limited by Liquitek Enterprises, Inc. (6)

10.4	Takeover Offer by Liquitek Enterprises, Inc. to Purchase all the Shares in Distech Limited. (6)

10.5	Promissory note dated November 8, 2000 payable to Lighthouse, Inc. (7)

10.6	Promissory note dated December 20, 2000 payable to HydroMaid International, Inc. (7)

10.7	Promissory note dated December 22, 2000 payable to Lighthouse, Inc. (7)

10.8	Employment Agreement for Paul G. Kokx (7)

10.9	Employment Agreement for Rodney L. Schaefer (7)

10.10	Promissory note dated August 9, 2001 payable to Bart Warner Revocable Trust.

10.11	Security Agreement related to Bart Warner Revocable Trust promissory note, Exhibit 10.10

10.12	Pledge Agreement related to Bart Warner Revocable Trust promissory note, Exhibit 10.10

10.13	Agreement Amending Agreement for the Acquisition of Certain Ordinary Shares and Rights of Distech Limited by Liquitek Enterprises.

10.14	Second Agreement Amending Agreement for the Acquisition of Certain Ordinary Shares and Rights of Distech Limited by Liquitek Enterprises.

10.15	Amendment #1 to Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Shares of Common Stock of Interfluid Recycling, Inc. by VitriSeal, Inc.

10.16	Memorandum of Understanding Between Paul G. Kokx and VitriSeal, Inc. dated February 8, 2002.

10.17	Liquitek Enterprises, Inc. 12% Convertible Secured Debenture Due 2004.

(1)           Incorporated by reference to Form 8-K filed December 17, 1998 under the Company’s former name, A.X.R. Development Corporation, Inc.

(2)           Incorporated by reference to Form10-KSB filed by the Company on April 14, 1999.

(3)           Incorporated by reference to Form10-KSB filed by the Company on October 8, 1998 under the Company’s former name, A.X.R. Development Corporation, Inc.

(4)           Incorporated by reference to Form 8-A 12G filed by the Company on September 19, 2000.

(5)           Incorporated by reference to Form 8-K filed by the Company on June 12, 2000.

(6)           Incorporated by reference to Form 8-K filed by the Company on February 26, 2001.

(7)           Incorporated by reference from Form 10-KSB filed by the Company on April 16, 2001

(b)           Reports on Form 8-K.

                Form 8-K filed May 3, 1999, as amended, regarding change of accountants.

                Form 8-K filed June 12, 2000, as amended, regarding the acquisitions of Thermoflow Corporation and Liquitek Corporation

                Form 8-K filed February 27, 2001, regarding the acquisition of Distech Limited.

(c)           Subsidiaries

Dancor, Inc., a Delaware corporation, doing business under the name of VitriSeal, Inc.

Thermoflow Corporation, a Nevada corporation.

Liquitek Corporation, a Nevada corporation.

Interfluid Environmental Services, Inc., a Nevada corporation.

Interfluid Recycling, Inc., a California corporation.

Distech Limited, a New Zealand corporation.  *

Distech USA, Inc., a Delaware corporation and second-tier subsidiary.  *

                *  Unconsolidated as of December 31, 2001 and 2000.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 17th day of May 2002.

By:	/s/JOHN W. NAGEL
John W. Nagel, Chief Executive Officer

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/LESTER W. B. MOORE	Chairman of the Board, Director	May 17, 2002
Lester W. B. Moore

/s/JOHN W. NAGEL	Chief Executive Officer, Director	May 17, 2002
John W. Nagel

/s/ROBERT D. PETERSEN	Director	May 17, 2002
Robert D. Petersen

/s/DAVID A. DATTILO	Director	May 17, 2002
David A. Dattilo

/s/DUDLEY E. J. WARD	Director	May 17, 2002
Dudley E. J. Ward

/s/BRUCE H. HAGLUND	Secretary	May 17, 2002
Bruce H. Haglund

LIQUITEK ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Liquitek Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Liquitek Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2001, 2000, and 1999.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liquitek Enterprises, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced a loss from inception in 1992 through December 31, 2001 of approximately $29 million.  As discussed in Note 12 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company’s products and operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 12.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 15, 2002	/s/ Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California

LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000

ASSETS

Current Assets
Cash	$71,917	$23,865
Accounts receivable, net	191,384	200,575
Inventory	80,040	67,245
Prepaid expenses	52,450	46,584
Advances to related party	1,620,157	620,000
	2,015,948	958,269

Property, Plant and Equipment, net	2,814,216	3,153,130

Non-current Assets
Deposits and other assets	30,362	297,185
Prepaid royalties to related party	150,000	150,000
Patents, net	186,315	172,973
Goodwill, net	—	10,022,918
Acquired completed technology, net	2,905,142	10,557,300
Other intangible assets, net	233,819	675,124
	3,505,638	21,875,500

	$8,335,802	$25,986,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$522,236	$579,334
Accrued interest to related parties	55,860	8,581
Due to related party	709,870	—
Short term notes payable to related parties	1,215,000	—
	2,502,966	587,915

Convertible Debentures	60,000	—

Due to Related Parties	—	967,079

Deferred Income Taxes	—	3,827,213

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 50,299,185 shares issued and 39,776,737 shares outstanding at December 31, 2001; 48,649,185 shares issued and 38,126,737 shares outstanding at December 31, 2000	39,776	38,126
Additional paid-in capital	32,783,942	30,235,592
Stock options, warrants and deferred compensation	1,625,210	1,325,210
Accumulated deficit	(28,676,092)	(10,994,236)
	5,772,836	20,604,692

	$8,335,802	$25,986,899

The accompanying notes are an integral part of these consolidated financial statements.

LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

REVENUES	$2,054,823	$979,354	$—

COST OF SALES	1,520,510	686,430	—

GROSS PROFIT	534,313	292,924	—

OPERATING EXPENSES
Selling and distribution costs	319,598	372,975	—
Research and development	646,905	807,650	650,194
Loss on impairment of intangible assets	13,234,876	—	—
Amortization of goodwill	279,551	117,574	—
Other general and administrative expenses	3,446,564	3,611,565	963,313
	17,927,494	4,909,764	1,613,507

LOSS BEFORE OTHER INCOME (EXPENSE) AND TAXES	(17,393,181)	(4,616,840)	(1,613,507)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(79,631)	95,005	19,143
Write-off of acquired in-process research and development costs	—	(970,000)	—
Loss on lease cancellation	(155,211)	—	—
Loss on write-off of intangible asset due to disposal of related equipment	(53,833)	—	—
Loss on disposal of equipment	—	(10,595)	—
	(288,675)	(885,590)	19,143

LOSS BEFORE TAXES	(17,681,856)	(5,502,430)	(1,594,364)

INCOME TAX BENEFIT
Current	—	—	—
Deferred	1,300,000	1,400,000	515,000
	1,300,000	1,400,000	515,000
Less valuation allowance	(1,300,000)	(1,400,000)	(515,000)
	—	—	—

NET LOSS	$(17,681,856)	$(5,502,430)	$(1,594,364)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.45)	$(0.17)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING THE YEAR	39,008,000	31,834,000	20,627,000

The accompanying notes are an integral part of these consolidated financial statements.

LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock		Additional Paid-in	Stock Options, Warrants and Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

BALANCE — December 31, 1998	6,425,381	$6,425	$4,000,284	$—	$(3,792,376)	$214,333

Common stock issued for cash	154,000	154	1,539,846	—	—	1,540,000
Common stock issued to settle related party advances	28,167	28	168,972	—	—	169,000
Common stock issued in connection with the Reorganization	14,231,643	14,232	90,834	—	(105,066)	—
Stock options outstanding	—	—	—	225,000	—	225,000
Net loss	—	—	—	—	(1,594,364)	(1,594,364)

BALANCE — December 31, 1999	20,839,191	20,839	5,799,936	225,000	(5,491,806)	553,969

Common stock issued for cash, net of offering costs of $798,580	2,391,046	2,391	6,026,029	—	—	6,028,420
Stock options exercised	35,000	35	81,308	(31,031)	—	50,312
Common stock and warrants issued in connection with Thermoflow and Liquitek acquisitions	14,661,500	14,661	18,073,525	336,731	—	18,424,917
Common stock issued in connection with Interfluid acquisition	200,000	200	254,794	—	—	254,994
Deferred compensation	—	—	—	(1,350,000)	—	(1,350,000)
Stock options outstanding	—	—	—	2,144,510	—	2,144,510
Net loss	—	—	—	—	(5,502,430)	(5,502,430)

BALANCE — December 31, 2000	38,126,737	38,126	30,235,592	1,325,210	(10,994,236)	20,604,692

Common stock issued for cash	50,000	50	149,950	—	—	150,000
Common stock issued to convert related party payables	1,400,000	1,400	2,098,600	—	—	2,100,000
Common stock issued in connection with rescission of royalty agreements	200,000	200	299,800	—	—	300,000
Deferred compensation recognized	—	—	—	300,000	—	300,000
Net loss	—	—	—	—	(17,681,856)	(17,681,856)

BALANCE — December 31, 2001	39,776,737	$39,776	$32,783,942	$1,625,210	$(28,676,092)	$5,772,836

The accompanying notes are an integral part of these consolidated financial statements.

LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000, 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,681,856)	$(5,502,430)	$(1,594,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	282,392	149,285	15,483
Amortization	1,013,223	488,477	—
Bad debt expense	9,288	11,738	—
Loss on lease cancellation	155,211	—	—
Loss on write-off of licensing agreement	53,833	—	—
Loss on impairment of intangible assets	13,234,876	—	—
Stock grant compensation expense	300,000	—	—
Stock options and deferred compensation expense	300,000	794,510	225,000
Write-off of acquired in-process research and development costs	—	970,000	—
Abandonment of patents pending	—	—	50,627
Loss on disposal of equipment	—	10,595	—
Expenses paid by related party	—	—	169,000
Changes in operating assets and liabilities:
Accounts receivable	(97)	(157,657)	—
Inventory	153,727	(8,409)	—
Prepaid expenses	(5,866)	(20,561)	(26,023)
Deposits and other assets	111,612	(256,031)	—
Accounts payable and accrued expenses	53,902	(66,066)	22,463
Accrued interest to related parties	47,279	8,581	—
Net cash used in operating activities	(1,972,476)	(3,577,968)	(1,137,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(110,000)	(1,528,799)	(29,184)
Proceeds from sale of equipment	—	54,000	—
Patent costs	(26,106)	(26,881)	(35,336)
Advances to related party	(1,000,157)	(620,000)	—
Advances to Thermoflow and Liquitek, prior to acquisition	—	(666,000)	—
Cash acquired through subsidiary acquisitions	—	70,867	—
Net cash used in investing activities	(1,136,263)	(2,716,813)	(64,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of offering costs	150,000	6,078,732	1,540,000
Advances from related parties	2,256,791	967,079	—
Payments of advances from related parties	(525,000)	—	—
Proceeds from issuance of short term notes payable to related parties	1,250,000	—	—
Payment of short term notes payable to related parties	(35,000)	—	—
Proceeds from the issuance of convertible debentures	60,000	—	—
Payment of related party advances acquired from subsidiaries	—	(29,194)	—
Payment of notes payable acquired from subsidiaries	—	(1,064,537)	—
Net cash provided by financing activities	3,156,791	5,952,080	1,540,000

NET INCREASE (DECREASE) IN CASH	48,052	(342,701)	337,666

CASH — beginning of year	23,865	366,566	28,900

CASH — end of year	$71,917	$23,865	$366,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$33,562	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock to satisfy amounts due to related party	$1,989,000	$—	$169,000
Issuance of common stock for related party accounts payable	$111,000	$—	$—
Reclassification of equipment to inventory	$166,522	$—	$—
Reorganization	$—	$—	$105,066
Subsidiary net assets acquired for stock and warrants	$—	$18,679,911	$—
Advances to subsidiaries prior to acquisitions, eliminated by acquisitions	$—	$666,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIQUITEK ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

1. NATURE OF BUSINESS

Nature of Business

Liquitek Enterprises, Inc. (the “Company,” formerly known as VitriSeal, Inc.) was incorporated in Delaware on April 16, 1992.  The Company operates primarily in three business segments: developing a new coating for aluminum and other metals, antifreeze recycling, and water treatment systems for purification, reclamation and decontamination.  Only the antifreeze segment has significant revenues.  Due to the acquisitions of operating subsidiaries in 2000, as described below, the Company emerged from the development stage.

Rescission of Acquisition of Distech

As more fully discussed in Note 4, the Company was unable to satisfy certain contingencies in the acquisition agreement for Distech Limited (“Distech”), a New Zealand company, and, accordingly, the Distech shareholders exercised their right to rescind the transaction effective April 12, 2002.

Acquisition of Thermoflow and Liquitek Corporations

As further discussed in Note 3, on May 26, 2000, the Company completed the acquisitions of Thermoflow Corporation (“Thermoflow”) and Liquitek Corporation (“Liquitek”). In conjunction with these tax-free acquisitions, the Company issued 9,661,500 shares of restricted common stock for all the shares of Thermoflow and 5,000,000 shares of restricted common stock for effectively 100% of the shares of Liquitek. In addition, the Company issued 398,500 common stock purchase warrants with minor value in replacement of outstanding Thermoflow warrants, which were included as part of the purchase price (see Note 14). Thereupon, Thermoflow and Liquitek became wholly-owned subsidiaries of the Company. These transactions are sometimes collectively referred to herein as “the Merger.”  See Note 5 regarding an impairment loss recorded at December 31, 2001.

Acquisition of Interfluid Recycling, Inc.

On July 1, 2000, the Company completed the acquisition of Interfluid Recycling, Inc. (“Interfluid”). In conjunction with this tax-free acquisition, the Company issued 200,000 shares of restricted common stock and paid $50,000 cash in exchange for all of the outstanding shares of Interfluid. Thereupon, Interfluid became a wholly-owned subsidiary of the Company.  See Note 3 for further information regarding an amendment to the acquisition agreement

Name Changes

On July 31, 2000, the Company changed its name from VitriSeal, Inc. to Liquitek Enterprises, Inc. because of the expansion through the acquisitions described above. The Company’s stock symbol changed from “VTSL” to “LQTK” in conjunction with the name change. The name change was implemented to reflect the Company’s ownership of a suite of complementary technologies that can be used to solve a variety of liquid separation and purification problems, including industrial wastewater, drinking water, ultra-pure water, and desalination solutions. The Company also changed the name of Dancor, Inc., a wholly-owned subsidiary, to VitriSeal, Inc. (hereafter referred to as “VitriSeal”) to coincide with its VitriSeal™ coating process.

Description of Operations

Thermoflow owns and operates a proprietary antifreeze recycling facility in Las Vegas, Nevada. The Thermoflow technology allows recycling of antifreeze to produce fully reformulated antifreeze indistinguishable from antifreeze made from virgin materials. The Thermoflow technology and subsets thereof are capable of economically treating/recycling many other contaminated liquids, including wastewater.  Such technology, which is licensed from a stockholder of the Company (Note 7), is not currently the subject of any active patents.

Interfluid operates a closed-loop waste antifreeze collection and recycled antifreeze distribution system in the San Diego, California area. Subsequent to the acquisition, the Company added to Interfluid’s operations a transfer station for the collection of waste antifreeze and long-haul trucking for bulk transportation of both waste and recycled antifreeze.

Liquitek had licensed a proprietary oily wastewater treatment system to Hawaii’s largest recycling company and sold such treatment system to the recycling company during 2001 for approximately $190,000 in cash. Liquitek has developed a proprietary system for recycling carwash, laundry and aqueous solvent wastewater.  The oily wastewater technology was the subject of a litigation settlement agreement which resulted in the Company retaining the rights to such technology in certain western United States.  See  “Royalty Agreements” in Note 11.

VitriSeal owns the rights to a series of patented processes and proprietary know-how called VitriSeal™. The process is based on inorganic silicate chemistry that makes superior, hard, bright, clear, corrosion-protective coatings on metal surfaces at a fraction of the cost of other clear coatings.

Reorganization

In March 1999, the Company’s predecessor entity, Dancor, Inc., completed a reverse acquisition with a publicly traded company; such merger is hereinafter referred to as the “Reorganization.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company’s consolidated financial statements.  Such financial statements and these notes are the representations of Company management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Government Regulation

Thermoflow’s facility is subject to certain government regulations regarding hazardous waste management, primarily related to the recycling of ethylene glycol (spent antifreeze) and storage of other hazardous materials used in the recycling process.  Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material adverse effect upon the capital expenditures, operations, financial condition or competitive position of the Company.  Management believes that its current practices and procedures comply with applicable requirements.

Thermoflow is also subject to annual inspections by the Nevada Department of Conservation and Natural Resources, a Division of Environmental Protection (the “Department”), which evaluates Thermoflow’s compliance with applicable hazardous waste management regulations.  Thermoflow has an active Nevada hazardous materials storage permit and no violations were reported by the Department during recent inspections.

As primarily a transportation operation, Interfluid is subject to the normal regulatory processes of the U.S. Department of Transportation and various state highway departments.  With the closed-loop operating facility in San Diego, Interfluid is also subject to the regulations and inspections administered by the Health Department of San Diego County and the California Department of Toxic Substances Control.  These agencies have discretionary authority to inspect operations and investigative authority in the event of complaints.  Interfluid has had no complaints or violations of any of the regulations to which they are subject, and management believes that compliance with such regulations will not have any material adverse effect upon the capital expenditures, operations, financial condition or competitive position of the Company.  There can be no assurance that the Company will continue to remain in compliance with all regulatory requirements in the future.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with GAAP.  Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, and the reported amounts of certain expenses.  Significant estimates include, among others, the allowance for doubtful accounts, deferred tax asset valuation allowance, and valuation estimates used by management to record impairment losses on long-lived assets.  Actual results could vary from the estimates used to prepare the accompanying consolidated financial statements.

Concentrations

Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances.  The Company currently maintains substantially all of its cash with several major financial institutions.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history.  The Company generally does not require collateral from its customers.  Should a customer be unable to meet its obligation to the Company, the accounting loss would equal the recorded account receivable.

Management periodically reviews accounts receivable and establishes an allowance for accounts deemed uncollectible.  At December 31, 2001 and 2000, the allowance for doubtful accounts was not significant.

At December 31, 2001 and 2000, three customers accounted for approximately 47% and 45%, respectively, of consolidated accounts receivable; no other individual customer accounted for more than 10% at those dates.  For the years ended December 31, 2001 and 2000, two and one customer, respectively, accounted for 100% of the revenues of Liquitek, and one and three customers, respectively, accounted for approximately 27% and 68%, respectively, of the net sales of Thermoflow for the years then ended.  On a combined basis, the customers described in the preceding sentences represent approximately 38% and 56%, respectively, of consolidated revenues for the years ended December 31, 2001 and 2000.  No other customers accounted for more than 10% of subsidiary or consolidated net sales for the years ended December 31, 2001 and 2000.  The Company had no accounts receivable or sales as of and for the year ended December 31, 1999.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change.  The Company’s operations are subject to significant risks associated with an emerging business, including the potential risk of business failure.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses, approximate their fair value at December 31, 2001 and 2000, due to their short-term nature.  It is not practical to estimate the fair value of due from and to related parties, including notes payable and convertible debentures, due to their related party nature and uncertainties surrounding the timing of cash flows.

Inventory

Inventory is carried at the lower of cost (using the first-in, first-out method) or estimated market value.  Inventory consists primarily of supplies and finished goods and is stored at Thermoflow’s facility.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.  During the years ended December 31, 2000 and 1999, no valuation adjustments were required.  However, as discussed below and in Note 5, management determined that goodwill and certain intangible assets acquired in the purchase of Thermoflow and Liquitek were impaired at December 31, 2001.  As such, the Company recorded a loss on impairment of approximately $13,000,000 for the year ended December 31, 2001.  Management believes that the impairment losses recognized on long-lived assets, including intangible assets, are adequate.  There can be no assurance that market conditions or demand for the Company’s products or services will not change, which could result in additional future long-lived asset impairments.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while replacements, maintenance and repairs that do not significantly improve or extend the useful life of the asset are expensed when incurred.

Factory plant and equipment and buildings are generally depreciated using the straight-line method over their estimated useful lives ranging from 12 to 20 years.  Furniture, fixtures, equipment, computers and vehicles are depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term.

Patents

The Company capitalizes the cost of domestic and foreign patents and patents pending, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life.  Patent amortization expense for the years ended December 31, 2001, 2000, and 1999 approximated $6,000 for each of these years.  The unamortized cost of patent applications is written off when management determines there is no future benefit.  In 1999, the Company wrote off patent pending costs of approximately $51,000.  No such write-offs were recorded during 2001 and 2000.  Accumulated amortization of patents approximated $20,000 and $14,000 at December 31, 2001 and 2000, respectively.

Goodwill

Goodwill, which resulted from the purchase of Thermoflow and Liquitek, was amortized using the straight-line method over 20 years through December 31, 2001, at which time management determined that such goodwill was fully impaired under Statement of Financial Accounting Standards Statement No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and, consequently, goodwill and related accumulated amortization were written off in full at December 31, 2001.  See Note 5 regarding such impairment.  Accumulated amortization of goodwill approximated $254,000 at December 31, 2000.

Acquired Completed Technology

Completed technology was acquired with the purchase of Thermoflow and Liquitek and was amortized using the straight-line method over 20 years, until management determined that such acquired completed technology was substantially impaired at December 31, 2001 under SFAS 121.  See Note 5 regarding such impairment.  In accordance with SFAS 142 (see "Recent Accounting Pronouncements" below), the unimpaired balance of approximately $2,900,000 will no longer be amortized, but will be reviewed at least annually for impairment.  Accumulated amortization of acquired completed technology approximated $271,000 at December 31, 2000.

Other Intangible Assets

In connection with the acquisitions of Thermoflow, Liquitek, and Interfluid, amounts were allocated to non-compete covenants, established customer base, assembled work force, and acquired license agreement.  Non-compete covenants, provided by former owners and certain employees of the acquired companies, were amortized using the straight-line method over the terms of the agreements containing such covenants. Other intangible assets were amortized using the straight-line method over their estimated useful lives ranging from three to ten years.  Accumulated amortization of other intangible assets approximated $100,000 and $95,000 at December 31, 2001 and 2000, respectively, after adjustments to accumulated amortization at December 31, 2001 for impairment.  At December 31, 2001, management determined that substantially all such other intangible assets related to Thermoflow and Liquitek were fully impaired under SFAS 121.  See Note 5 for further discussion on impairment.

Revenue Recognition

Revenue is recognized when products are shipped to customers.  The Company's only significant revenue source is the sale of recycled antifreeze.

Selling and Distribution Costs

Selling expenses include advertising costs, marketing salaries and antifreeze distribution costs.  Advertising costs are expensed as incurred and immaterial to these consolidated financial statements.

General and Administrative Costs

General and administrative costs include salaries and related costs, rent expense, professional services, depreciation and amortization, utilities and other operating expenses.

Research and Development Costs

Research and development costs are expensed as incurred.  Such costs include scientific research and laboratory testing related to the VitriSeal™ process and the development of products for Liquitek Corporation.

Income Taxes

Using the liability method required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur.  Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards.  The Company records a valuation allowance for deferred income tax assets when, based on management’s best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

Stock Options and Similar Equity Instruments

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation.” SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees and directors using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the grant date, between the fair value of the Company’s common stock and the exercise price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees and directors under APB 25.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company’s consolidated financial statements.

Loss per Common Share

In accordance with SFAS No. 128, “Earnings per Share,” basic loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share reflects the amount that would have resulted if certain dilutive potential common stock had been issued (see Notes 9, 13 and 14).  Because the Company has experienced losses from inception, the Company’s issued stock options, warrants, and convertible debentures are antidilutive.

Segment Reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Elements of Other Comprehensive Income

For the years ended December 31, 2001, 2000, and 1999, the Company did not have any elements of other comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income.”  Therefore, statements of comprehensive income have not been presented.

Reclassifications

Certain amounts from the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements

In the year ended December 31, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company does not engage in any of the activities described under SFAS 133.  As such, there was no impact to the Company’s consolidated financial statements from adopting this standard.

Additionally, in July 2001, the Financial Accounting Standards Board issued Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises.” SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and certain intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired.  Under SFAS 142 and in connection with the impairment discussed in Note 5, management estimates that amortization expense will be insignificant to the 2002 results of operations.

Also, the Financial Accounting Standards Board has recently issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  Management has not determined exactly how the requirements of such pronouncements will affect the Company’s future consolidated financial statements.

3. ACQUISITION OF SUBSIDIARIES

Acquisition of Thermoflow and Liquitek

As described in Note 1, the Company has accounted for the acquisitions of Thermoflow and Liquitek in 2000 using the purchase method of accounting.  The total purchase consideration of approximately $18,425,000 was allocated as follows, based on the May 26, 2000 estimated fair value of the net assets acquired:

Completed technology	$10,828,000
Goodwill	10,347,000
Other intangible assets	436,000
In-process research and development (written off)	970,000
Property, plant and equipment	1,755,000
Other, net	(284,000)
Debt assumed	(1,663,000)
Deferred income taxes	(3,964,000)
$18,425,000

The purchase price allocation set forth above is based in part on an independent third-party valuation of the estimated fair value of the Company’s restricted common stock issued in the Merger.  Such value has been estimated at $1.23 per share, considering blockage and restrictions on the sale of such stock.  See Note 5 regarding impairment of goodwill and certain intangible assets at December 31, 2001.

As disclosed above, $970,000 of in-process research and development was recorded as an acquired intangible asset in 2000.  This amount was concurrently written off to expense in accordance with GAAP requiring the write-off of such expenses upon purchase when the related technology is not expected to have any alternative future uses.

Acquisition of Interfluid

As discussed in Note 1, the Company has accounted for the acquisition of Interfluid in 2000 using the purchase method of accounting. The total purchase consideration of approximately $305,000 was allocated as follows, based on the July 1, 2000 estimated fair value of the net assets acquired:

Non-compete covenant	$25,000
Established customer base	309,000
Property and equipment	69,000
Other, net	(1,000)
Debt assumed	(97,000)

$305,000

The Interfluid purchase price is based in part on the estimated fair value of the Company’s restricted common stock issued in the acquisition in conformity with the valuation concepts used for the Thermoflow and Liquitek acquisitions. Such value has been estimated at $1.27 per share, considering blockage and restrictions on the sale of such stock.

The Interfluid purchase agreement contains a provision for the issuance of additional shares of the Company’s common stock to the former Interfluid shareholders based on certain minimum future prices of the Company’s common stock.  Under an agreement effective August 15, 2001 between the Company and the former Interfluid shareholders, the purchase agreement was amended to provide that the former Interfluid shareholders waive their right to the provision for such additional Company common stock, and instead, receive the option to retain their 200,000 shares of common stock in the Company as originally issued under the July 2000 purchase agreement or to alternatively accept certain future cash payments, and return an agreed upon pro-rata number of such 200,000 shares upon the acceptance of each cash payment.  Under such August 15, 2001 agreement, the former Interfluid shareholders also have the right to rescind the entire Interfluid purchase agreement in the event the Company attempts to sell Thermoflow or Interfluid, seeks protection under the U.S. Bankruptcy laws, makes an assignment for the benefit of creditors, or is delinquent in paying the certain cash payments for a period in excess of 90 days.  The August 15, 2001 agreement grants a security interest to the former Interfluid shareholders in certain vehicles, office equipment, storage tanks, and pumps, all of which are primarily used in the operations of Interfluid.

The future cash payments, due dates, and related return of Company shares are as follows:

Due Date	Amount	Shares

December 31, 2001 (paid in March 2002)	$60,151	18,220
March 31, 2002	60,151	18,220
June 30, 2002	60,151	18,220
September 30, 2002	74,774	22,670
January 2, 2003	74,773	22,670
March 31, 2003	151,000	50,000
March 31, 2004	151,000	50,000

	$632,000	200,000

In connection with the acquisition of Interfluid, the Company executed an employment agreement with Rodney L. Schaefer, a former Interfluid officer and stockholder. Such agreement prohibits Mr. Schaefer from competing with the Company during such employment and for a period of two years after termination of his employment with the Company.  This agreement, which is scheduled to expire in June 2003, provides for a minimum annual salary of $120,000 plus certain benefits.

Pro Forma Information

The table below reflects certain pro forma information as though the Interfluid, Thermoflow and Liquitek acquisitions occurred at the beginning of each period presented:

	(Amounts in thousands, except
	per share data)

	Year Ended December 31
	2000	1999

Sales	$1,575	$1,075

Loss from continuing operations/net loss	$5,730	$3,595

Loss per common share, basic and diluted	$0.15	$0.10

4. DISTECH ADVANCES AND RESCISSION OF ACQUISITION

Rescission of Distech Acquisition

As discussed in Note 1, the Company was unable to complete the acquisition of Distech due to the inability to satisfy certain contingencies in the purchase agreement allowing the Distech shareholders the option to rescind the agreement.  Effective April 12, 2002, the shareholders of Distech rescinded the agreement.  All common stock and options and warrants to purchase common stock issued in connection with the attempted acquisition will be returned to the Company for cancellation.

Advances to Distech

In connection with the attempt to acquire Distech, the Company advanced cash and paid expenses on behalf of Distech during the years ended December 31, 2001 and 2000 approximating $1,620,000.  Under the rescission agreement effective April 12, 2002, the Company and Distech agreed to convert substantially all of such advance to equity in Distech at the rate of 1.25% equity interest in Distech per $100,000 of advance.  Management estimates that the conversion to equity will result in the Company owning approximately 20% of Distech at April 12, 2002, subject to expected dilution from future Distech equity financings.  Management intends to account for the equity investment using the cost method.

5. LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS

At December 31, 2001, management determined that under SFAS 121 the intangible assets recorded in the purchase of Thermoflow and Liquitek were impaired.  Thermoflow and Liquitek comprise the antifreeze recycling and wastewater treatment business segments (See Note 15).  The inability of the Company to raise sufficient capital to fully develop the acquired technology and related operations led management to review such intangible assets for impairment, and such review indicated the need to perform a valuation.  Management performed a valuation using a discounted cash flow method, which produced an estimated value of $5,000,000 for the assets used in the Thermoflow and Liquitek operations.  Accordingly, at December 31, 2001, the Company adjusted goodwill, acquired completed technology, and other intangible assets to record an impairment loss of approximately $13,000,000, which is included in the accompanying consolidated statements of operations under the caption “Loss on Impairment of Intangible Assets.”  Approximately $2,900,000 of acquired completed technology remained unimpaired at December 31, 2001.

6. INVENTORY

Inventory consists of the following at December 31:

	2001	2000

Additives and other raw materials	$53,153	$58,813
Finished goods	26,887	8,432

	$80,040	$67,245

7. PREPAID ROYALTIES TO RELATED PARTY

In April 1999, Thermoflow entered into an Exclusive World-wide Technology and Know-how Licensing Agreement (the “Licensing Agreement”) with a then Thermoflow stockholder, who is now a stockholder of the Company.  Under the terms of the Licensing Agreement, the technology described in Note 1 was licensed to Thermoflow in exchange for an annual royalty equal to the greater of $60,000 or 0.5% of net sales (as defined) through December 31, 2020. At that time, absent earlier termination, all of the rights to and interest in such technology will vest in Thermoflow.  At December 31, 2001, prepaid royalties to such stockholder totaled $150,000.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

	2001	2000

Land	$341,590	$341,590
Buildings	504,360	504,360
Plant, machinery and equipment	1,616,765	1,552,298
Equipment licensed to others	—	183,890
Vehicles and trailers	375,462	375,462
Computer equipment and software	37,480	36,603
Furniture and fixtures	65,891	61,457
Testing equipment	199,786	196,655
Leasehold improvements	124,219	87,128
	3,265,553	3,339,443
Accumulated depreciation and amortization	(451,337)	(186,313)

	$2,814,216	$3,153,130

As discussed in Notes 3 and 9, substantially all of the above assets serve as collateral under various debt and other agreements.

As discussed in the “Royalty Agreements” section of Note 11, equipment licensed to others was sold in November 2001 for cash totaling $192,000.  Such amount is included in revenues in the accompanying consolidated statements of operations.  The unamortized cost of this asset of $167,000 was booked to cost of goods sold.

9. RELATED PARTY RELATIONSHIPS AND TRANSACTIONS

Relationships

The names and relationships of related parties referred to in these notes are set forth below:

•                  Culley W. Davis: former Chairman of the Board of Directors; Mr. Davis is the sole owner and CEO of Lighthouse, Inc. (“LI”), formerly Pinnacle Enterprises, Inc. (“PEI”), a former creditor of the Company; Mr. Davis is the former CEO and Chairman of the Board of Directors of HydroMaid International, Inc. (“HMI”), a creditor of the Company.  The Company moved into office space owned by LI in September 2000.  The Company pays rent to LI on a month-to-month basis.  Rent expense paid to LI for the years ended December 31, 2001 and 2000 approximated $77,000 and $29,000, respectively.

•                  Bruce H. Haglund, Esq.: corporate secretary and a former director of the Company; the brother-in-law of the Company’s CEO; Mr. Haglund is a partner in the law firm of Gibson, Haglund & Paulsen (“GHP”), the Company’s general legal counsel.  For the years ended December 31, 2001, 2000 and 1999, the Company paid or incurred legal fees to GHP of approximately $187,000, $285,000 and $119,000, respectively.

•                  Daniel L. Corbin: former Company President and brother-in-law of Culley W. Davis.

•                  John W. Nagel: CEO

Because the Company, HMI, LI, PEI and other entities have commonality of ownership and were under common management control during 1999, 2000, and much of 2001, reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

Advances between Related Parties

LI and other related parties periodically make cash advances to the Company and/or directly fund the Company’s research/development and operating expense requirements.  The Company repaid certain advances made in 1999 with the issuance of 28,167 shares of common stock representing $169,000.  The Company recorded this transaction as a reduction of advances payable to related party with a corresponding increase of additional paid-in capital.  Because the parties agreed that the original terms of such advances included a conversion privilege, no gain or loss was recognized on the transaction.

Due To Related Parties

On December 20, 2000, the Company received $525,000 from HMI in exchange for a note payable bearing interest at 6.2% per annum.  This loan was made to enable the Company to execute an option to purchase land and a building that Thermoflow had previously been leasing.  Principal and unpaid interest were due on demand.  Culley W. Davis controlled approximately 12% of HMI’s outstanding common stock at December 31, 2000.  Such loan was repaid in full during August 2001.

In November and December 2000, the Company borrowed a total of $420,000 from LI in exchange for notes payable bearing interest at 6.2% per annum.  Principal and unpaid interest were due on December 22, 2001.  During 2001, the Company borrowed an additional $1,869,000 from LI, in exchange for one-year notes payable also bearing interest at 6.2%.  On July 10, 2001, the Company issued 1,400,000 shares of its common stock at $1.50 per share to satisfy $1,989,000 of these loans plus $111,000 of other reimbursements payable to LI for a total of $2,100,000.

The Company reimburses HMI for certain allocated administrative expenses.  These expenses generally consist of salaries and related benefits paid to HMI personnel who perform services for the Company.  Allocations of personnel costs have been based primarily on actual time spent by HMI employees.  Management believes that such allocation methods are reasonable.  Included in due to related parties at December 31, 2001 and 2000 in the accompanying consolidated balance sheets is approximately $277,000 and $22,000 payable to HMI for allocated administrative expenses.

The Company reimburses LI for certain allocated overhead expenses related to its office space.  Additionally, LI billed $100,000 to the Company in 2001 for capital development services performed by Mr. Davis during the year ended December 31, 2001.

On December 31, 2001, the Company, LI, and HMI agreed that the Company would be responsible for the repayment of certain liabilities of LI to HMI, in exchange for LI offsetting certain amounts due from the Company.   The net effect of this transaction was to eliminate LI from any obligation to the Company and resulted in a total due to related party HMI of approximately $710,000 at December 31, 2001.

Notes Payable to Related Parties

On August 9, 2001, the Company borrowed $1,200,000 from a stockholder in exchange for a secured promissory note.  Such note bears interest at 12% per annum, with interest payments due quarterly beginning December 31, 2001, and all accrued interest and principal due August 9, 2002.  This note is secured by all of the assets of Thermoflow, and the Company has pledged all of the outstanding common shares of Thermoflow such that in the event of non-payment, the lender can take possession of the Thermoflow shares in satisfaction of all or a portion of the note.

Additionally, in 2001, the Company borrowed $50,000 from a Director of the Company in exchange for notes payable.  Such notes bear interest at 12% per annum.  In November 2001, $35,000 of such notes plus accrued interest was repaid to the Director.  The balance of $15,000 was repaid in full during 2002.

Convertible Debentures

On December 13, 2001, a stockholder purchased a secured convertible debenture of the Company for $10,000 in cash.  Such debenture bears interest at 12% per annum and matures in 36 months, at which time all principal and accrued interest are due in full.  The debenture is secured by all of the assets of the Company, subordinate to any claims of the $1,200,000 note holder discussed above.  The debenture can be converted at any time up to 15 days prior to maturity at the rate of $0.50 per share.  The debenture automatically converts into common stock of the Company if the fair value of such stock is greater than or equal to $1.50 per share for 20 days within any 30-day period, and accrued interest will be converted at that time at a 25% discount of the average closing price of the Company’s common stock as quoted on the OTC Bulletin Board for the 20 trading days preceding the automatic conversion.  At maturity, the Company may elect to pay accrued interest by issuing common stock at a 25% discount of the average closing price of the Company’s common stock as quoted on the OTC Bulletin Board for the 20 trading days preceding maturity.

Additionally, the Company issued detachable stock warrants with this debenture.  For each $2.00 of principal subscribed, one “Class A” warrant was granted with a strike price of $0.25 per share.  Also, for each $1.00 of principal subscribed, one “Class B” warrant was granted with a strike price of $1.00 per share.  Therefore, the stockholder was granted 5,000 “Class A” warrants and 10,000 “Class B” warrants.  All warrants are immediately exercisable and expire in 60 months.  Using the Black-Scholes option valuation model, management estimates such warrants have an insignificant value, and as such, no portion of the $10,000 subscribed has been allocated to the warrants.

The Company is required to file a registration statement with the Securities and Exchange Commission prior to June 30, 2002 covering the shares underlying the conversion and the warrants granted.  No such registration has been filed as of May 15, 2002.

On December 12, 2001, a non-related party purchased a secured convertible debenture of the Company for $50,000 in cash.  Such debenture had identical terms to the related party debenture discussed above, including warrants.

Other related party transactions are discussed elsewhere in these notes to the consolidated financial statements.

10. INCOME TAXES

The Company was considered a start-up entity for federal and state income tax purposes from its 1992 inception through December 31, 1999. As a result, start-up expenses, including research and development, were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes.  The Company also has tax net operating loss carryforwards of approximately $7,900,000 at December 31, 2001, which principally expire in 2020 and 2021.

The Company’s deferred tax asset approximated $4,500,000 and $3,200,000 at December 31, 2001 and 2000, respectively.  Because there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.

A summary of the deferred tax asset and related 100% valuation allowance for the years ended December 31, 2001, 2000 and 1999 follows:

Balance — December 31, 1998	$1,285,000

Deferred benefit for 1999	515,000

Balance — December 31, 1999	1,800,000

Deferred benefit for 2000	1,400,000

Balance — December 31, 2000	$3,200,000

Deferred benefit for 2001	1,300,000

Balance — December 31, 2001	$4,500,000

The components of the deferred tax asset are as follows at December 31:

	2001	2000

Tax net operating loss carryforward	$2,900,000	$1,580,000
Deferred start-up costs	1,000,000	1,340,000
Stock options and other	600,000	280,000
Deferred tax asset	4,500,000	3,200,000
Less valuation allowance	(4,500,000)	(3,200,000)

Net deferred tax asset	$—	$—

For the year ended December 31, 2000, additional income tax benefit (and an equal amount of valuation allowance) of approximately $500,000 was allocated to items charged directly to stockholders’ equity.

The income tax benefit, before valuation allowance, for the years ended December 31, 2001, 2000 and 1999 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss as follows:

	2001	2000	1999

Effective tax benefit by applying the federal statutory rate to pre-tax loss	$6,011,000	$1,870,000	$545,000

Loss on impairment	(4,500,000)	—	—

Amortization of basis step up in purchase of subsidiaries	(345,000)	(495,000)	—

State taxes	180,000	55,0000	—

Other	(46,000)	(30,000)	(30,000)

Benefit for income taxes before valuation allowance	$1,300,000	$1,400,000	$515,000

The Company’s income tax returns for the open years are subject to examination and adjustment by the applicable taxing authorities.

The acquisitions of subsidiaries discussed in Note 3 were accounted for as stock purchase acquisitions for income tax reporting purposes under the Internal Revenue Code.  As a result, for income tax reporting purposes, unlike GAAP, the Company is not allowed to employ purchase accounting to the assets and liabilities of the entities acquired.  Such differences between the book and tax bases of assets and liabilities acquired resulted in a deferred tax liability of approximately $3,964,000 at the acquisition date.  Such deferred tax liability has a balance of approximately $3,827,000 at December 31, 2000.  In connection with the impairment discussed in Note 5, the Company wrote off such deferred tax liability in the impairment adjustments recorded at December 31, 2001.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities under noncancelable operating lease agreements that expire at various dates through 2007.  Certain leases require the payment of property taxes, utilities and insurance, are subject to annual adjustments for inflation, and provide options to extend the lease term.

Future minimum lease payments under noncancelable operating leases approximate the following for the years ending December 31:

2002	$159,000
2003	160,000
2004	161,000
2005	103,000
2006	53,000
Thereafter	18,000

$654,000

For the years ended December 31, 2001, 2000 and 1999, rent expense approximated $338,000, $163,000, and $53,000, respectively.

In October 2001, the Company terminated its lease of a laboratory facility in Chicago, Illinois.  The company had a deposit of approximately $275,000 with the lessor, of which approximately $45,000 was retained by the lessor at termination for past due rents, approximately $155,000 was retained by the lessor as a lease cancellation fee, and approximately $75,000 was returned to the Company.  The lease cancellation fee is included as loss on lease cancellation in the accompanying consolidated statements of operations.

Research and Consulting Contracts

In January 1997, the Company entered into a month-to-month consulting contract (the “Jennings Contract”) to engage Hamlin Jennings, Ph. D. (“Jennings”) as an independent contractor to provide technical consulting services relating to the VitriSeal process.  The Company paid approximately $87,000, $420,000, and $451,000 to Jennings for the years ended December 31, 2001, 2000, and 1999, respectively.

Jennings has provided a covenant not to compete prohibiting him from engaging in any activities that are competitive with or adverse to the Company’s business during the term of the Jennings Contract.  In accordance with the month-to-month nature of the Jennings Contract, the Company notified Jennings that his services terminated on April 30, 2001, and that the termination process and post-termination non-compete provisions of his agreements with the Company will be followed.  In August 2001, Jennings commenced litigation against the Company over the ownership of certain technology.  On May 15, 2002, the Company and Jennings reached a settlement and executed an Interim Settlement Agreement and a License Agreement.  The settlement allows both parties to pursue their respective interests with protection available to both parties in the future and grants Jennings a license of certain technology in exchange for certain royalties, as defined in the License Agreement.

In September 1998, the Company entered into a consulting contract (the “Hanneman Contract”) with Rodney Hanneman to provide management, marketing, and technical services in return for a $10,000 annually renewable retainer and hourly consulting fees.  For the years ended December 31, 2000 and 1999, the Company paid approximately $29,000 each year under the Hanneman Contract.

The Hanneman Contract also provides that Rodney Hanneman will receive (a) incentive and performance payments of 1% of the Company’s gross revenue from 1999 through 2005 payable quarterly; or (b) 1% of the selling price of the Company, or 1% of the value of any initial public offering, if either transaction occurs before December 31, 2005.

In September 2000, the Company entered into a new consulting contract with Rodney Hanneman for a term of three years.  The terms of such contract are substantially the same as the 1998 Hanneman Contract except that the portion of the 1998 contract related to incentive and performance payments, as well as the provisions related to receiving 1% of the proceeds from any initial public offering (see the preceding paragraph), were rescinded.  In consideration for Rodney Hanneman’s agreement to rescind these provisions, the Company issued to him 35,000 shares of its common stock without requiring payment of the $1.75 per share exercise price required by his non-statutory stock option agreement dated May 12, 1999 (Note 13).

Royalty Agreements

In February 1997, the Company entered into separate royalty agreements with Dennis Repp (“Repp”) and Daniel Corbin (“Corbin”).  In February 2001, Repp and Corbin mutually agreed with the Company to rescind their royalty agreements in exchange for 100,000 shares each of the Company’s common stock at fair market value, which approximated $1.50 per share on the date of issuance.  Such issuances resulted in the Company recording $300,000 in expense, which is included in other general and operating expenses in the accompanying consolidated statements of operations.  As a result of such agreements, the Company, Repp and Corbin were released from all duties and obligations under the original royalty agreements.

As stated in Note 1, Liquitek licensed a proprietary oily wastewater treatment system to a recycling company in Hawaii in 1998.  Under this licensing agreement, the recycling company was required to pay Liquitek certain royalties.  Royalties received in 2001 and 2000 were not significant.  In November 2001, the Company sold such proprietary oily wastewater treatment system to the recycling company in Hawaii for approximately $190,000 in cash, ending the licensing agreement.  Also, as a result of a settlement on May 8, 2002 of litigation commenced against the Company by EET Corporation (EET Corporation was a party involved in Liquitek Corporation prior to the Company’s purchase), such oily wastewater proprietary technology became the property of EET, with the Company retaining permanent exclusive rights to such technology in certain western United States.

Employment Agreements

Effective August 31, 2001, Lester W. B. Moore resigned as President and CEO of the Company to serve as Chairman of the Board of Directors.  Mr. Moore’s employment contract with the Company was also mutually cancelled on such date, without further obligation by the Company to Mr. Moore.

Effective February 1, 2000, the Company entered into an employment agreement (the “Kokx Agreement”) with Paul Kokx (“Kokx”) to hire Kokx as an officer of VitriSeal at a minimum annual salary of $175,000 plus certain benefits.  The Kokx Agreement prohibits Kokx from competing with the Company in any country where the Company has protected business interests for the period beginning February 1, 2000 and ending two years after the termination of his employment.  Additionally, Kokx was granted a non- statutory option to purchase 500,000 shares of Company common stock at $2.00 per share (Note 13).  The Kokx Agreement expires on January 31, 2004.  However, the Company and Kokx entered into an agreement on February 8, 2002 effectively suspending the Kokx Agreement until such time that the Company determines to operate or sell/liquidate VitriSeal, Inc.  Should the Company decide to operate VitriSeal, Inc., the Kokx Agreement will remain in force.  If the Company decides to sell or liquidate VitriSeal, Inc., Kokx will receive certain accrued compensation plus one year’s severance pay.

12. GOING CONCERN/LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

As Discussed in Note 1, the Company is engaged in three businesses: developing a metal coating process known as “VitriSeal™,” recycling antifreeze, and processing other contaminated fluids to recycle them or render them harmless to the environment.  The Company has not generated significant revenues in the past and has an accumulated deficit of approximately $29,000,000 at December 31, 2001.  Additionally, the Company has incurred operating cash flow deficits approximating $6,700,000 for the three years ended December 31, 2001.  Management expects that the Company will require significant additional capital to advance the development of these operations to the point at which they generate consolidated positive operating cash flow.  Management plans to continue seeking sources of both equity and debt financing, to reduce Company expenses to minimum levels, and to utilize the positive cash flow from the Thermoflow subsidiary.  The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

13. STOCK OPTIONS

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

1,225,000

In connection with the Kokx Agreement (Note 11), the Company has granted Paul Kokx a non-statutory option to purchase 500,000 shares of its common stock at $2.00 per share.  The grant-date closing market price of the Company’s stock approximated $5.00 per share.  Such option expires on January 31, 2010 and generally vests as follows:

Number of Shares

December 31, 2000	50,000
December 31, 2001	100,000
December 31, 2002	150,000
December 31, 2003	200,000

500,000

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

In connection with the Thermoflow and Liquitek acquisitions (Note 3), the Company granted non-statutory options to purchase 775,000 of its common stock, exercisable at $2.00 per share on May 26, 2000 and expiring ten years from such date, as follows:

Culley W. Davis, as an employee	275,000
Bruce H. Haglund, as an employee	250,000
Alan Kirschbaum, as a non-employee	250,000

775,000

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

1,659,500

During the year ended December 31, 2001, the Company granted no options.  Options to acquire 77,500 shares of the Company’s common stock were forfeited at December 31, 2001 in connection with the termination of several employees.  As of May 15, 2002, the Company had not adopted a formal stock option plan.

Stock Option Activity

A summary of the aggregate stock option activity for the years ended December 31, 2001, 2000 and 1999 is presented below (1999 activity is presented in post-Reorganization shares):

	Shares	Exercise Price Range	Weighted Average Price Per Share

Options outstanding — December 31, 1998	—	—		$—
Options granted	1,225,000	$1.75		$1.75
Options exercised	—	—		$—
Options expired or forfeited	—	—		$—

Options outstanding — December 31, 1999	1,225,000	$1.75		$1.75
Options granted	2,934,500	$1.00 - $2.00		$1.43
Options exercised	(35,000)	$1.75		$1.75
Options expired or forfeited	—	—		$—

Options outstanding — December 31, 2000	4,124,500	$1.00 - $2.00		$1.53
Options granted	—	—	$
Options exercised	—	—		$—
Options expired or forfeited	(77,500)	$1.00		$1.00

Options outstanding — December 31, 2001	4,047,000	$1.00 - $2.00		$1.54

Options exercisable — December 31, 2001	3,369,667	$1.00 - $2.00		$1.54

The weighted average fair value of options granted during the year ended December 31, 2000 when the exercise price exceeded the grant-date market price was $0.89 per share.

The following schedule reflects additional disclosures required by SFAS 123. This information is provided to assist readers in assessing the timing and uncertainties related to the exercise of the outstanding options to purchase common stock.

Options Outstanding at December 31, 2001	Options Exercisable at December 31, 2001	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

1,582,000	1,254,667	$1.00	9.0 years
1,190,000	1,190,000	$1.75	7.5 years
1,275,000	925,000	$2.00	8.3 years

4,047,000	3,369,667	$1.54	8.3 years

Other Matters

The disclosures in this paragraph apply to all options granted.  The fair value of options granted is amortized to expense over the options’ vesting periods and has been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company’s common stock, and the weighted-average assumptions set forth below for issuances in the following years:

	2000	1999

Expected life	2.4 years	2.2 years
Estimated volatility	144%	90%
Risk-free interest rate	5.3%	5.2%
Dividends	Zero	Zero

As no options were granted during the year ended December 31, 2001, the Company has not presented any weighted-average assumptions for that year.

Stock-Based Compensation and Other Expenses

As discussed in Note 2, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS 123.  The Company recognized compensation expense related to such equity instruments of approximately $0, $695,000 and $225,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  The expenses incurred in 2000 and 1999 represent costs associated with services performed by non-employees.

Incentive stock options granted to employees are accounted for using the intrinsic value method of APB 25.  Estimated compensation expense related to such options approximated $300,000 and $150,000 for the years ended December 31, 2001 and 2000, respectively. In accordance with APB 25, no such expense was recorded for the years ended December 31, 1999. If the fair value method of accounting had been applied to such options, the Company’s reported net loss and loss per share would have been as follows for the years ended December 31, 2001, 2000, and 1999:

	(In thousands, except per share data)
	2001	2000	1999

Net loss, as reported	$(17,682)	$(5,502)	$(1,594)

Net loss, pro forma	$(18,101)	$(6,588)	$(2,470)

Basic and diluted loss per share, as reported	$(0.45)	$(0.17)	$(0.08)

Basic and diluted loss per share, pro forma	$(0.46)	$(0.21)	$(0.12)

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.

14. WARRANTS

In connection with the acquisition of Thermoflow (Note 3), warrants to purchase 398,500 shares of the Company’s stock, exercisable immediately, were issued to Thermoflow warrant holders in exchange for their warrants to purchase 79,700 shares of Thermoflow.  The warrants allow their owners to purchase 360,000 shares of the Company’s restricted common stock at $1.00 per share and 38,500 shares of such stock at $2.50 per share.  Such warrants expire in May 2002.  None of these warrants had been exercised, forfeited or expired as of December 31, 2001.

As discussed in Note 9, a total of 30,000 “Class A” warrants and 60,000 “Class B” warrants were granted in December 2001 in connection with convertible debenture purchases.  None of these warrants had been exercised, forfeited or expired as of December 31, 2001.

The fair value of warrants granted in 2000 was included in the purchase price allocation (Note 3). All warrants have been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company’s common stock, and the weighted-average assumptions set forth below:

	2001	2000

Expected life	4 years	2 years
Estimated volatility	160%	130%
Risk-free interest rate	3.5%	6.5%
Dividends	Zero	Zero

The weighted average exercise price of warrants outstanding and exercisable at December 31, 2001 was $1.07 per share.  The weighted average life of such warrants at December 31, 2001 was 1.4 years.

15. SEGMENT INFORMATION

Prior to the acquisitions discussed in Note 1, the Company operated in only the metal coating segment, which is in the development stage. Beginning in June 2000, the Company had three reportable segments; see the table below.  Except as set forth in the next sentence, the segments’ significant accounting policies are the same as those described in Note 2. Interest income and parent company overhead are not allocated to individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest, income taxes and non-recurring gains and losses.

The Company’s reportable segments are strategic business units that offer different products and services. Each segment is managed separately because they use different technologies and/or markets to distinct classes of customers.

The following table sets forth certain information as of December 31, 2001 or for the year then ended:

	(Amounts in thousands)

	Metal Coating Process	Waste Water Treatment	Antifreeze Recycling	Unallocated	Total

Sales to external customers	$—	$297	$1,758	$—	$2,055

Interest income (expense), net	—	—	—	(80)	(80)

Depreciation and amortization	81	605	609	1	1,296

Segment loss	(1,344)	(11,608)	(3,198)	(1,532)	(17,682)

Segment assets	564	73	6,057	27,798	34,492

Expenditures for long-lived assets	33	27	76	—	136

Loss on impairment of intangible assets	—	10,540	2,695	—	13,235

Unallocated segment assets consist primarily of investments in subsidiaries (approximately $18.7 million), subsidiary payables to the Company (approximately $7.4 million) and other assets (approximately $1.7 million).  The two former amounts were eliminated in consolidation.

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements (in thousands):

Revenues
Total revenues for reportable segments	$2,055

Segment Loss
Total loss for reportable segments	$(16,150)
Unallocated corporate expenses	(1,532)

Total	$(17,682)

Assets
Total assets for reportable segments	$6,694
Other assets	27,798
Elimination of inter-segment receivable and payable	(32)
Elimination of corporate headquarter’s receivable from subsidiaries	(7,394)
Elimination of corporate investment in subsidiaries	(18,730)

Total	$8,336

Other Significant Items

	Segment Totals	Adjustments	Consolidated Totals
Interest income (expense), net	$—	$(80)	$(80)
Depreciation and amortization	1,295	1	1,296
Expenditures for long-lived assets	136	—	136
Loss on impairment of intangible assets	13,235	—	13,235

The adjustment for interest income (expense) relates to interest on notes payable, convertible debentures and other related party debt, net of interest earned on a corporate money market account.  The adjustment for depreciation and amortization relates to depreciation on equipment used by the Company’s corporate headquarters.

The following table, which sets forth certain information as of December 31, 2000 or for the year then ended, includes operations of the revenue-producing segments only for the months of June through December 2000 (see “Principles of Consolidation” in Note 2).

	(Amounts in thousands)

	Metal Coating Process	Waste Water Treatment	Antifreeze Recycling	Unallocated	Total

Sales to external customers	$—	$49	$930	$—	$979

Interest income (expense), net	(2)	—	—	97	95

Depreciation and amortization	49	288	301	—	638

Segment loss	(1,595)	(1,546)	(407)	(1,954)	(5,502)

Segment assets	564	12,905	11,499	25,487	50,455

Expenditures for assets	413	51	1,062	3	1,529

Long-lived assets acquired for stock	—	14,191	10,428	—	24,619

Net assets acquired for stock	—	12,283	6,397	—	18,680

Unallocated segment assets consist primarily of investments in subsidiaries (approximately $18.7 million), subsidiary payables to the Company (approximately $5.7 million) and other assets (approximately $1 million).  The two former amounts were eliminated in consolidation.

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements (in thousands):

Revenues
Total revenues for reportable segments	$979

Segment Loss
Total loss for reportable segments	$(3,548)
Unallocated corporate expenses	(1,954)

Total	$(5,502)

Assets
Total assets for reportable segments	$24,968
Other assets	25,487
Elimination of receivables from corporate headquarters	(5,738)
Elimination of corporate investment in subsidiaries	(18,730)

Total	$25,987

Other Significant Items

	Segment Totals	Adjustments	Consolidated Totals
Interest income (expense), net	$(2)	$97	$95
Depreciation and amortization	638	—	638
Expenditures for long-lived assets	1,526	3	1,529
Long-lived assets acquired for stock	24,619	—	24,619
Net assets acquired for stock	18,680	—	18,680

The adjustment for interest income (expense) relates to interest earned on a corporate money market account.  The adjustment for long-lived asset expenditures relates to corporate computer purchases in 2000.

See the “Concentrations” section of Note 2 for information regarding major customers of the above segments.

16. SUBSEQUENT EVENTS (Unaudited)

Subsequent to December 31, 2002, the Company issued convertible debentures for approximately $250,000 in cash.  These debentures have similar terms to those described in Note 9.  Accordingly, warrants to purchase approximately 385,000 shares of the Company’s common stock were granted in connection with these issuances.

In January 2002, the Company borrowed $60,000 under two short-term notes accruing interest at 12% per annum.  Of the two notes, one for $50,000 can be converted at any time to a convertible debenture, with terms similar to those described in Note 9.

Other subsequent events are discussed elsewhere in these notes to consolidated financial statements.