Form 10-Q
period 2002-03-31
LIQUITEK ENTERPRISES INC
filed 2002-06-07
CIK 773603

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

(1)   Yes   ☒   No   ☐   (2)   Yes   ☒   No   ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

                State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

                As of May 13, 2002, 39,758,517 shares of Common Stock were outstanding.

Another 15,315,876 restricted shares of Common Stock of the registrant have been issued in connection with an acquisition, but these will be cancelled in the second quarter 2002 as that acquisition was rescinded on April 12, 2002.

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

Item 1.    Financial Statements.

                The Management of Liquitek Enterprises Inc. (“we,” “us,” or “Company”) prepared the unaudited condensed consolidated financial statements together with related notes that are filed with this Form 10-Q Quarterly Report. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

Liquitek Enterprises, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$93,547	$71,917
Accounts receivable, net	203,513	191,384
Inventory	161,172	80,040
Prepaid expenses and other assets	40,718	52,450

Total Current Assets	498,950	395,791

Property and equipment, net	2,746,326	2,814,216

Deposits and other assets	33,159	30,362
Prepaid royalties to related party	150,000	150,000
Acquired completed technology, net	2,905,142	2,905,142
Patents and other intangibles, net	418,687	420,134
Advances to Distech Limited	1,717,827	1,620,157

TOTAL ASSETS	$8,470,091	$8,335,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$653,800	$522,236
Due to Related Parties	2,011,491	1,980,730
Notes Payable	50,000	—

Total Current Liabilities	2,715,291	2,502,966

Convertible Debentures	316,500	60,000

Stockholders' Equity
Common stock, par value $.001/ share, 100,000,000 shares authorized 03/31/2002: 39,758,517 outstanding 12/31/2001: 39,776,737 outstanding	39,758	39,776
Additional paid-in capital	32,723,778	32,783,942
Subscriptions, stock options and deferred compensation	1,737,710	1,625,210
Accumulated deficit	(29,062,946)	(28,676,092)

Total stockholders' equity	5,438,300	5,772,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,470,091	$8,335,802

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquitek Enterprises, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three-month Periods Ended March 31, 2002 and 2001

(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Sales	$524,417	$465,835
Cost of Sales	333,970	319,195

Gross profit	190,447	146,640

Operating Expenses
Selling and distribution expenses	38,590	149,675
General and administrative expenses	476,772	1,302,011
Research and development expenses	14,921	210,003
	530,283	1,661,689

Loss before interest and income tax benefit	(339,836)	(1,515,049)

Interest expense, net	(47,018)	(15,074)

Income tax benefit	—	—

Net (loss)	$(386,854)	$(1,530,123)

Basic and diluted loss per share	$(0.01)	$(0.04)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquitek Enterprises, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three-month  Periods Ended March 31, 2002 and 2001

(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(386,854)	$(1,530,123)

Adjustments to reconcile net (loss) to net cash used by operating activities:

Depreciation and amortization	70,540	384,944
Stock options	112,500	75,000
Changes in operating assets and liabilities:
Accounts receivable	(12,128)	(13,465)
Inventory	(81,132)	(11,033)
Prepaid expenses	11,732	(26,779)
Deposits and other assets	(2,797)	9,649
Accounts payable and accrued expenses	131,564	154,995

Net cash (used) by operating activities	(156,575)	(956,812)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to Distech Limited	(97,670)	(359,335)
Acquisition of property and equipment	(1,204)	(72,012)
Capitalized patent costs and other technologies	—	(1,516)

Net cash (used) by investing activities	(98,874)	(432,863)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from (to) related parties	30,761	1,048,389
Proceeds from issuance of notes payable	50,000	—
Proceeds from issuance of common stock	—	450,000
Repurchase and retirement of common stock	(60,182)	—
Proceeds from issuance of convertible debentures	256,500	—

Net cash provided by financing activities	277,079	1,498,389

NET INCREASE IN CASH	21,630	108,714

CASH AT BEGINNING OF PERIOD	71,917	23,864

CASH AT END OF PERIOD	$93,547	$132,578

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIQUITEK ENTERPRISES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three-month Periods Ended March 31, 2002 and 2001.

1.              NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

On February 12, 2001, we completed the acquisition of Distech Limited (“Distech”), a New Zealand corporation engaged in designing and manufacturing equipment for treating water and other fluids.  However, the acquisition transaction, as amended, included a right of rescission for the former shareholders of Distech Limited contingent on the Company infusing $5 million in new capital by March 31, 2002.  That requirement was not met, so the rescission was put into effect as of April 12, 2002.  All of the Company’s shares, warrants and options that had been issued in connection with the Distech Limited acquisition will be returned to the Company in exchange for the like equities in Distech Limited that had been swapped upon initial completion of the acquisition.  The returned Company equities will then be cancelled.

Liquitek Corporation, the other subsidiary engaged in developing fluid treatment equipment, has been essentially dormant since the termination of key employees with this subsidiary and the equipment licensed to a Hawaiian recycling company was sold to that licensee, i.e., since late 2001.  This subsidiary has not historically been a significant portion of consolidated financial position or results of operations.

The Company’s remaining operations include Thermoflow Corporation (“Thermoflow”), Interfluid Environmental Services, Inc. (“Interfluid”), and VitriSeal, Inc. (“VitriSeal”), all of which are wholly-owned subsidiaries of the Company.  Liquitek Corporation, Thermoflow and Interfluid were all acquired through tax-free, stock-for-stock reorganizations in 2000.

Thermoflow owns and operates a proprietary antifreeze recycling facility in Las Vegas, Nevada.  The Thermoflow technology allows recycling of antifreeze to produce fully reformulated antifreeze virtually indistinguishable from antifreeze made from virgin materials. The Thermoflow technology and subsets thereof are capable of economically treating/recycling many other contaminated liquids, including wastewater.  Liquitek Corporation shares the rights to use any or all of the Thermoflow technology in meeting the needs of its clientele.

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

VitriSeal owns the rights for a series of patented processes and proprietary know-how called VitriSeal™.  The process is based on inorganic silicate chemistry.  It produces hard, bright, clear, corrosion-protective coatings on metal surfaces at a fraction of the cost of other clear coatings. The VitriSeal™ waterborne coating has little to no organic vapor emissions and creates minimal waste during the normal process operation.  Accordingly there are no abnormal regulatory impacts or special governmental approval requirements on the VitriSeal™ application process, either in our own facility or in potential licensees’ facilities.  The VitriSeal™ coating combines many of the attributes of other types of coatings, such as anodizing, chrome plating and painting.  It has corrosion and weathering resistance comparable to organic paint coatings, and it does not delaminate, or “creep back,” from damage locations as chrome plating and painting do.  This unique combination of properties is expected to afford opportunities in a wide variety of markets:  vehicle wheels, fabricated aluminum products, extruded aluminum products and sheet/coil aluminum products.  Ongoing research indicates potential for applying the coating to non-aluminum substrates as well.

During the quarter ended March 31, 2002, the Company continued to be heavily involved in efforts to raise capital for funding continued operations and for eliminating the rescission rights of the Distech transaction.  While energies were primarily focused on these efforts, the Company continued, on a reduced scale, to refine its products through its research and development efforts and to expand its base of customers and potential customers.  Distech nurtured demonstration and selling possibilities with potential customers in the metal finishing, food processing, waste water treatment, and supermarket industries.  The shortage of capital limited our ability to demonstrate the efficacy of the equipment and, consequently, the booking of orders.  VitriSeal continued to coat samples for interested parties and to support the testing regimens prescribed by those parties.  Testing continues with wheel manufacturers, automotive parts suppliers, aluminum sheet and coil distributors, an aircraft manufacturer, an aluminum primary materials producer and a supplier of coating materials to industrial customers.  Thermoflow continued to expand its operations by building on its sources of supply of waste antifreeze and the recycled antifreeze customer base that had been built up in 2001.  First quarter performance was somewhat below expectations because of dumping of excess inventories at 25-year low prices by makers of virgin ethylene-glycol.  Nevertheless, Thermoflow continued to show positive EBITDA (Earning Before Interest, Taxes, Depreciation and Amortizaton) for each month of the quarter, and for the quarter as a whole positive EBITDA in excess of that for all of the year ended December 31, 2001.

Basis of Presentation

We prepared our condensed consolidated financial statements for the three-month periods ended March 31, 2002 and 2001 without audit by our independent auditors. In the opinion of management, all adjustments necessary to present fairly the Company’s financial position as of March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 have been made.  Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions for Form 10-Q. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K annual report for 2001 previously filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.              SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Except as set forth below, the Company’s significant accounting policies are as described in the notes to the Company’s December 31, 2001 financial statements included in the related Form 10-K previously filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying March 31, 2002 financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Distech Limited which was still owned by the Company at that date, but which has not been consolidated because of the contingencies that then remained in place as noted above.  All significant inter-company transactions and balances have been eliminated in consolidation.

INTANGIBLE ASSETS OTHER THAN PATENTS

Goodwill, acquired completed technology and other intangible assets that were recorded when Thermoflow, Liquitek and Interfluid were acquired in 2000 were substantially written down in 2001 to reflect the impairment of those assets that had occurred by the end of that year.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the remaining asset values for these intangibles are no longer subject to amortization, but will be reviewed regularly to ascertain the need for further impairment write downs.  No such further impairments were recognized in the quarter ending March 31, 2002.

RECLASSIFICATIONS

Certain amounts in the 2001 financial statements have been reclassified to conform to their March 31, 2002 presentation.

3.              RELATED PARTY TRANSACTIONS

In connection with the acquisition of Distech (Note 1), the Company advanced approximately $1,718,000 to Distech through March 31, 2002.  These advances are due on demand and are non-interest bearing.  Since the contingencies in the transaction were not fulfilled by the agreed upon deadline and the transaction was therefore rescinded as of April 12, 2002, the amount advanced will be converted to an equity investment in the post-rescission Distech Limited at the rate of 1.25% per $100,000 of advances.  This equity position is likely to be diluted as Distech Limited obtains further investment in their business to permit them to progress independently of the Company.

4.              STOCK TRANSACTIONS

In accordance with the amended agreement covering the acquisition of Interfluid Recycling, Inc., 18,220 shares of the common stock of the Company were bought back from the former owners of Interfluid Recycling, Inc. at a price of $3.30 per share.  The repurchased shares were cancelled.

5.              NOTES PAYABLE

                On January 25, 2002 the Company borrowed $50,000 with interest bearing 12% per annum due on or before July 25, 2002.  Principal and accrued interest payable at maturity.  The Note, at any time prior to maturity, shall have the right to convert to a 12% Convertible Debenture offered by the Company.

6.              CONVERTIBLE DEBENTURES

                During the quarter ended March 31, 2002, the Company issued an additional $256,500 in convertible debentures.  Such debenture’s bear interest at 12% per annum and mature in 36 months, at which time all principal and accrued interest are due in full.  The debenture can be converted to the Company’s common stock at any time up to 15 days prior to maturity at the rate of $0.50 per share.  Additionally, the Company issued detachable stock warrants with these debentures.  For each $2.00 of principal subscribed, one “Class A” warrant was granted with a strike price of $0.25 per share.  Also, for each $1.00 of principal subscribed, one “Class B” warrant was granted with a strike price of $1.00 per share.  Therefore, 128,250 “Class A” warrants and 256,500 “Class B” warrants were granted in connection with these issuances.  All warrants are immediately exercisable and expire in 60 months.  Using the Black-Scholes option valuation model, management estimates such warrants have an insignificant value, and as such, no portion of the $256,500 subscribed has been allocated to the warrants.

7.              INVENTORY

                Inventory consists of the following at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
Additives and other raw materials	$80,348	$53,153
Finished goods	80,824	26,887

	$161,172	$80,040

8.              INTANGIBLE ASSETS

                Intangible assets subject to amortization under SFAS 142 consist of patents and a non-compete agreement with costs approximating $206,000 and $25,000, respectively, net of accumulated amortization of approximately $21,200 and $7,500 at March 31, 2002.  Amortization expense for the quarter ended March 31, 2002 approximated $1,500.  Amortization expense to be recorded in the future is not expected to be significant.

Intangible assets not subject to amortization include acquired completed technology and other intangible assets.  The total carrying amount of such assets approximated $3,121,500 at March 31, 2002.

9.              GOING CONCERN/LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 1, the Company has been engaged in three businesses: development of a metal coating process known as “VitriSeal™,” recycling antifreeze, and providing equipment for processing contaminated fluids to purify or recycle them or render them harmless to the environment.  The Company has, to date, generated significant revenues only in the antifreeze recycling business, which revenues are now sufficient to routinely sustain positive EBITDA in that operation.  With the rescission of the Distech acquisition, the Company is no longer in need of raising capital for that business.  It may yet need to raise capital for the metal coating subsidiary, depending on product testing presently in progress with potential customers.  The Company will not seek further capital for VitriSeal unless and until such testing proves the need therefore.  Management has reduced ongoing operating expenses to the lowest level that will sustain the continuation of these reduced operations.  Such operations will be financed by the cash flow from the Thermoflow subsidiary until such time as the future of the VitriSeal operation becomes clearer.

10.       LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The weighted average numbers of common shares outstanding for the three-month periods ended March 31, 2002 and 2001 were 39,774,000 and 38,229,000 respectively.

A total of 15,315,876 restricted shares of Common Stock of the Company were issued in connection with the exchange of shares with common stockholders of Distech Limited in a tax-free, stock-for-stock reorganization (see Note 1).  With that reorganization having been rescinded as of April 12, 2002, these restricted shares will be returned to the Company for cancellation.  Such issuance is not reflected in the Company’s March 31, 2002  financial statements because of the contingencies in the acquisition transaction that then existed.

11.       SEGMENT INFORMATION

Except as set forth herein, the segments’ significant accounting policies are the same as those described in the notes to the Company’s December 31, 2001 financial statements included in the related Form 10-K filed with the Securities and Exchange Commission. Interest expense is not allocated to individual operating segments when determining segment profit or loss.  The Company evaluates performance based on profit or loss from operations before interest, income taxes and non-recurring gains and losses.

The Company’s reportable segments are strategic business units that offer different products and services.  Each segment is managed separately because they use different technologies and/or market to distinct classes of customers.

	(Table and subsequent paragraph in Thousands)

	Metal Coating Process	Waste Water Treatment	Antifreeze Recycling	Unallocated	Totals
Sales to external customers	$—	$—	$524	$—	$524

Segment profit/(loss)	(231)	(43)	89	(202)	(387)

Segment assets	527	74	6,345	28,070	35,016

Unallocated segment assets in the foregoing table consist primarily of investments in subsidiaries ($18,730), subsidiary payables to the Company ($7,517) and other assets ($1,823).  The former two amounts were eliminated in consolidation, along with $299 of inter-company receivables and inventory holdings within a subsidiary.   The net of the unallocated segment assets ($28,070 as shown in the table) and the eliminations ($18,730, $7,517 and $299 as described in this paragraph) is $1,524.  When this amount is added to the segment assets in the other segments in the table ($527, $74 and $6,345), the total of $8,470 corresponds to the consolidated total assets as presented in the balance sheet for March 31, 2002.

MAJOR CUSTOMERS

For the three-month period ended March 31, 2002,  two customers of the antifreeze recycling segment individually accounted for at least 10% of consolidated revenues.

12.       SUBSEQUENT EVENTS

As discussed in Note 1, the acquisition of Distech Limited was rescinded on April 12, 2002.  Effective that date, the Company’s advances to Distech (see Note 3) were converted to an equity interest in Distech.  Such investment will be accounted for under the cost method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

On August 14, 2001, the Company was served notice of a civil action filed by Dr. Hamlin Jennings and Evanston Materials Consulting Corporation (EMCC) in U. S. District Court, Northern District of Illinois, seeking a declaratory judgment on the ownership of certain inventions expected from work under a grant from the National Science Foundation.  While serving the Company as a consultant, EMCC applied for and was awarded the grant to fund experimentation in an undercoating to vapor deposition hard coatings.  The parties proceeded in initial stages of litigation in this case to the point where the judge ruled against Jennings/EMCC’s motion for summary judgment in his favor and against the Company’s motion for dismissal on the grounds of lack of justiciability.  The crux of the argument between the parties regards the agreements that  Dr. Jennings signed upon commencing his  consultancy, particularly the Consulting Agreement and the Non-disclosure and Invention Assignment Agreement, as well as statutory interpretation of certain federal laws pertaining to Small Business Innovative Research funding programs.  After these initial rulings, the judge recommended that the parties agree to terms for an interim settlement of the case with the right for either party to re-new the case at a later date when money is at issue, with both parties waiving statute of limitations provisions.  The parties reached agreement and on May 15, 2002 signed an Interim Settlement Agreement and a License Agreement.  This allows both parties to go forward with their respective interests with adequate protections available to both for future issues.

In April 2002, a lawsuit filed by EET Corporation (“EET”) in the State of Tennessee was served on the Company.  EET claimed it was owed monies for rent and utilities on a leased property in east Tennessee, consulting services for Michael Williams, compensation for its President, Alois F. Sferrazza, and other factors.  This issue has been the subject of ongoing negotiations between the parties for several months.  On May 8, 2002, the parties reached an agreement in principle on a settlement of the claims, the terms of which include but are not limited to (i) the dismissal of the EET lawsuit, (ii) a mutual general release of claims, (iii) the cancellation of approximately 1,295,000 shares of the Company from stock held by principals of EET, and (iv) the Company conveying ownership of a patent relating to the electro-dialysis technology and a pending patent relating to a flow-through physical-chemical process to EET Corporation.  The Company will retain a royalty-free exclusive license in perpetuity to use the technologies protected under the patents and patents pending conveyed to EET Corporation in 13 specified western states.  The Company believes the assignment of the intellectual property to EET will not impair its ability to pursue its current business plans.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                Consolidated net revenues for the three-month period ended March 31, 2002, were $524,417 compared to $465,835 for the comparable period in 2001.  Consolidated cost of sales was $333,970 for the three-month period ended March 31, 2002 compared to $319,195 for the comparable period in 2001.  These data yield a gross margin of 36.3% for the three-month period ended March 31, 2002 while this measure for the three month period ended March 31, 2001 was 31.5%.  The 2002 and 2001 periods both include operations for VitriSeal, Thermoflow, Liquitek and Interfluid.

                Consolidated operating expenses were $530,283 for the three months ended March 31, 2002 versus $1,661,689 for the comparable period in 2001.  The decrease is attributable to an amalgam of increases and decreases, the major elements of which are (1) the cut-back in VitriSeal operations because of the capital shortage (~$93,000), (2) the elimination of amortization of intangibles in 2002 (~$253,000), (3) more efficient operation of Thermoflow and Interfluid (~$72,000), (4) the cessation of operations for Liquitek Corporation (~$119,000), (5) the one-time-only charge in 2001 for stock compensation in association with the elimination of royalties on VitriSeal sales ($300,000), and (6) the reduction of corporate overhead labor and management incentive compensation costs (~$269,000).

                The Company experienced a consolidated net loss and corresponding loss per share of $386,854 and $0.01, respectively, for the three months ended March 31, 2002, compared to a consolidated net loss and loss per share of $1,530,123 and $0.04, respectively, for the comparable 2001 period.

CAPITAL RESOURCES AND LIQUIDITY

With the rescission of the Distech acquisition described herein, the Company’s operating plans and capital requirements have changed substantially.  Pursuit of all plans for the operation of Distech as part of the Company has been terminated.  This development, in conjunction with the cessation of operations for the Liquitek Corporation subsidiary in 2001 (as reported in the Form 10-K report for that year), means that we are no longer in the fluid treatment equipment and engineering business.

The 2002 Operating Plan for VitriSeal, Inc. contemplates further testing of the VitriSeal™ coating with potential customers who have already been contacted and expressed enough interest to undertake such testing.  The 2002 Operating Plan will be revised to provide for expanded operations if any of the testing now underway proves promising.

The 2002 Operating Plan for Thermoflow Corporation calls for continued growth in the utilization of the capacity of the Las Vegas plant, including further use of the plant for wastewater treatment.  We had expected to be at 100% of practical capacity sometime in 2002, but a glut of ethylene-glycol dumped on the antifreeze market by the makers of virgin product has deferred our expectation in that regard to 2003.

Given these current operating plans and the fact that the Company has, to date, generated significant revenue only in the antifreeze recycling business, the Company’s capital needs are dramatically different from those of previous filings.  With the rescission of the Distech acquisition, the Company is no longer in need of raising capital for that business.  It may, however, still need to raise capital for the metal coating subsidiary, depending on the results of the product testing presently in progress with potential customers.  The Company will not seek further capital for VitriSeal unless and until such testing proves the need therefore.  Management has reduced ongoing operating expenses to the lowest level that will sustain the continuation of these reduced operations.  Such operations will be financed by the cash flow from the Thermoflow subsidiary until such time as the future of the VitriSeal operation becomes clearer.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                The Company does not presently have any investments subject to market risks beyond those generally associated with being in business in the United States.  All of our transactions are denominated in U.S. dollars.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

                On August 14, 2001, the Company was served notice of a civil action filed by Dr. Hamlin Jennings and Evanston Materials Consulting Corporation (EMCC) in U. S. District Court, Northern District of Illinois, seeking a declaratory judgment on the ownership of certain inventions expected from work under a grant from the National Science Foundation.  While serving the Company as a consultant, EMCC applied for and was awarded the grant to fund experimentation in an undercoating to vapor deposition hard coatings.  The parties proceeded in initial stages of litigation in this case to the point where the judge ruled against Jennings/EMCC’s motion for summary judgment in his favor and against the Company’s motion for dismissal on the grounds of lack of justiciability.  The crux of the argument between the parties regards the agreements that  Dr. Jennings signed upon commencing his  consultancy, particularly the Consulting Agreement and the Non-disclosure and Invention Assignment Agreement, as well as statutory interpretation of certain federal laws pertaining to Small Business Innovative Research funding programs.  After these initial rulings, the judge recommended that the parties agree to terms for an  interim settlement of the case with the right for either party to re-new the case at a later date when money is at issue, with both parties waiving statute of limitations provisions.  The parties reached agreement and on May 15, 2002 signed an Interim Settlement Agreement and a License Agreement.  This allows both parties to go forward with their respective interests with adequate protections available to both for future issues.

In April 2002, a lawsuit filed by EET Corporation (“EET”) in the State of Tennessee was served on the Company.  EET claimed it was owed monies for rent and utilities on a leased property in east Tennessee, consulting services for Michael Williams, compensation for its President, Alois F. Sferrazza, and other factors.  This issue has been the subject of ongoing negotiations between the parties for several months.  On May 8, 2002, the parties reached an agreement in principle on a settlement of the claims, the terms of which include but are not limited to (i) the dismissal of the EET lawsuit, (ii) a mutual general release of claims, (iii) the cancellation of approximately 1,295,000 shares of the Company from stock held by principals of EET, and (iv) the Company conveying ownership of a patent relating to the electro-dialysis technology and a pending patent relating to a flow-through physical-chemical process to EET Corporation.  The Company will retain a royalty-free exclusive license in perpetuity to use the technologies protected under the patents and patents pending conveyed to EET Corporation in 13 specified western states.  The Company believes the assignment of the intellectual property to EET will not impair its ability to pursue its current business plans.

                We are unaware of any other actual, threatened, or planned legal actions against us.

Item 2.    Changes in Securities.

                In accordance with the amended agreement covering the acquisition of Interfluid Recycling, Inc., 18,220 shares of the common stock of the Company were bought-back from the former owners of Interfluid Recycling, Inc. at a price of $3.30 per share.  The repurchased shares were cancelled.

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

LIQUITEK ENTERPRISES INC.

Date: 06/07/02	BY:	/s/ LESTER W. B. MOORE
Lester W. B. Moore, Chairman

Date: 06/07/02	BY:	/s/ JOHN W. NAGEL
John W. Nagel, President, Chief Executive Officer and Chief Financial Officer